Form 10-Q
period 2021-12-31
Arisz Acquisition Corp.
filed 2022-02-04
CIK 1882078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41078

ARISZ ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-1807866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

199 Water St, 31st Floor New York, NY	10038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-845-9945

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ARIZ	The NASDAQ Stock Market LLC
Warrants	ARIZW	The NASDAQ Stock Market LLC
Rights	ARIZR	The NASDAQ Stock Market LLC
Units, each consisting of one share of common stock, one Right and one Warrant	ARIZU	The NASDAQ Stock Market LLC

As of February 3, 2022, there were 8,901,389 shares of the Company’s common stock issued and outstanding.

ARISZ ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

Assets	December 31, 2021	September 30, 2021
Current assets:
Cash	$513,207	75,000
Deferred offering costs	—	75,000
Prepaid expenses	92,598	—
Total current assets	605,805	150,000

Investments held in Trust Account	69,004,406	—
Total Assets	$69,610,211	$150,000

Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$15,088	$20,490
Franchise tax payable	52,400	—
Promissory note – related party	—	105,000
Total current liabilities	67,488	125,490

Deferred underwriting fee payable	2,587,500	—
Total Liabilities	2,654,988	125,490

Commitments and Contingencies

Common stock subject to possible redemption, 6,900,000 shares at conversion value of $10.00 per share	69,000,000	—

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 15,000,000 shares authorized; 2,001,389 shares (excluding 6,900,000 shares subject to possible redemption) issued and outstanding at December 31, 2021 and 1,725,000 issued and outstanding at September 30, 2021	200	173
Additional paid-in capital	—	24,827
Accumulated deficit	(2,044,977)	(490)
Total Stockholders’ Equity (Deficit)	(2,044,777)	24,510
Total Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)	$69,610,211	$150,000

The accompany notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

Three Months Ended December 31, 2021

Formation and operating costs	$47,396
Franchise tax expenses	52,400
Loss from Operations	(99,796)

Other income:
Interest earned on investment held in Trust Account	4,406

Loss before income taxes	(95,390)

Income taxes provision	—

Net loss	$(95,390)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	2,905,435
Basic and diluted net income per share, common stock subject to possible redemption	$1.87
Basic and diluted weighted average shares outstanding, common stock attributable to Arisz Acquisition Corp.	1,841,676
Basic and diluted net loss per share, common stock attributable to Arisz Acquisition Corp.	$(3.00)

The accompany notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTH ENDED DECEMBER 31, 2021

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, September 30, 2021	1,725 ,000	$172	$24,828	$(490)	$21,510

Sale of public units in initial public offering	6,900,000	690	68,999,310	—	69,000,000

Sale of private placement units	276,389	28	2,763,858	—	2,763,886

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(4,312,500)	—	(4,312,500)

Offering costs	—	—	(425,382)	—	(425,382)

Reclassification of common stock subject to redemption	(6,900,000)	(690)	(59,614,294)	—	(59,614,984)

Allocation of offering costs to common stock subject to redemption			4,760,749		4,760,749
Accretion of common stock to redemption value	—	—	(12,196,667)	(1,949,097)	(14,145,764)
Net loss	—	—	—	(95,390)	(95,390)
Balance as of December 31, 2021	2,001,389	$200	$—	$(2,044,977)	$(2,044,777)

The accompany notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended
December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(95,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(4,406)
Changes in operating assets and liabilities:
Prepaid expenses	(92,598)
Accrued expense	(5,402)
Franchise tax payable	52,400
Net cash used in operating activities	(145,396)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(69,000,000)
Net cash used in investing activities	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	69,000,000
Proceeds from sale of private placement units	2,763,886
Payment of underwriters’ commissions	(1,725,000)
Payment of offering costs	(370,383)
Proceeds from sale of unit purchase option	100
Repayment on promissory note to related party	(105,000)
Net cash provided in financing activities	69,563,603

Net Change in Cash	438,207

Cash at beginning of period	75,000
Cash at end of period	$513,207

Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriters’ commissions	$2,587,500
Initial classification of common stock subject to redemption	$59,614,984
Allocation of offering costs to common stock subject to redemption	$4,760,749
Accretion of common stock to redemption value	$14,145,764

The accompany notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

Arisz Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on July 21, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company has not identified any specific business combination, nor has anyone on the Company’s behalf initiated or engaged in any substantive discussions, formal or otherwise, related to such a transaction. The Company has selected September 30 as its fiscal year end.

As of December 31, 2021, the Company had not commenced any operations. For the period from July 21, 2021 (inception) through December 31, 2021, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (“IPO” as defined below in Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The Company’s sponsor is Arisz Investments LLC (the “Sponsor”), a Delaware limited liability company affiliated with the Company’s Chairman and Chief Executive Officer.

Financing

The registration statement for the Company’s IPO became effective on November 17, 2021. On November 22, 2021 the Company consummated the IPO of 6,000,000 units (which does not include the exercise of the over-allotment option by the underwriters in the IPO) at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $60,000,000. Simultaneously with the IPO, the Company sold to its Sponsor and Chardan Capital Markets LLC (“Chardan”) (and/or their designees) 253,889 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,538,886, which is described in Note 4.

Concurrently, the Company repaid $105,000 to the Sponsor, under related party loan evidenced by promissory note issued on August 5, 2021.

The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments, if any. On November 24, 2021, the underwriters fully exercised the over-allotment option and purchased 900,000 units (the “Over-allotment Units”) at a price of $10.00 per Unit, generating gross proceeds of $9,000,000. Upon the closing of the Over-allotment on November 24, 2021, the Company consummated the sale of additional 22,500 Private Units (the “Additional Private Units”) with the Sponsor and Chardan at a price of $10.00 per Private Unit, generating total proceeds of $225,000.

Transaction costs amounted to $5,587,733, consisting of $1,725,000 of underwriting fees, $2,587,500 of deferred underwriting fees (payable only upon completion of a Business Combination) and $1,275,233 of other offering costs.

As of December 31, 2021, cash of $513,207 were held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Trust Account

Upon closing of the IPO, the Private Units, the sale of the Over-allotment Units and the sale of the Additional Private Units, a total of $69,000,000 ($10.00 per Unit) was placed in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer& Trust acting as trustee and can be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination and the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. In addition, interest income earned on the funds in the Trust account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

Business Combination

Pursuant to NASDAQ listing rules, the Company’s initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust account (excluding any taxes payable on the income earned on the Trust account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial business combination, although the Company may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on NASDAQ, it will not be required to satisfy the 80% test.

The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Insider Shares (as defined in Note 5) (the “Initial Stockholders”) and Chardan have agreed (a) to vote their Insider Shares, Private Shares (as defined in Note 4), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Insider Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Initial Stockholders and Chardan have agreed (a) to waive their redemption rights with respect to the Insider Shares, Private Shares, Underwriter Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 12 months (or up to 18 months if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 12 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 18 months to complete a business combination) (the “Combination Period”).

Liquidation

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and Chardan have agreed to waive their liquidation rights with respect to the Insider Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or underwriters acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022 or any future period.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs $5,587,733 consisting primarily of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, shares of common stock subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

Three months ended
December 31, 2021
Net Loss	$(95,390)
Accretion of common stock to redemption value	(14,145,764)
Net loss including accretion of common stock to redemption value	$(14,241,154)

	Three months ended December 31, 2021
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(8,716,196)	$(5,524,958)
Accretion of common stock to redemption value	14,145,764	—
Allocation of net income (loss)	$5,429,568	$(5,524,958)

Denominators:
Weighted-average shares outstanding	2,905,435	1,841,676
Basic and diluted net income/(loss) per share	$1.87	$(3.00)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period ended December 31, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO on November 22, 2021, the Company sold 6,000,000 Units at $10.00 per Public Unit, generating gross proceeds of $60,000,000. The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments, if any. On November 24, 2021, the underwriters fully exercised the over-allotment option and purchased 900,000 units at a price of $10.00 per Unit, generating gross proceeds of $9,000,000. Each Public Unit consists of one share of common stock (“Public Share”), one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-twentieth (1/20) of one share of common stock upon the consummation of a Business Combination. Each whole Public Warrant entitles the holder to purchase three-fourths (3/4) of one share of common stock at a price of $11.50 per whole share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

All of the 6,900,000 Public Shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company’s redeemable common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of November 24, 2021, the shares of common stock reflected on the balance sheet are reconciled in the following table.

As of November 24, 2021
Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(6,658,288)
Proceeds allocated to Public Rights	(2,726,727)
Offering costs of Public Shares	(4,760,749)
Plus:
Accretion of carrying value to redemption value	14,145,764
Class A Common stock subject to possible redemption	$69,000,000

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and Chardan (and/or their designees) purchased an aggregate of 253,889 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,538,886 in a private placement. Upon the closing of the Over-allotment on November 24, 2021, the Company consummated the sale of additional 22,500 Private Units with the Sponsor and Chardan at a price of $10.00 per Private Unit, generating total proceeds of $225,000. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions. The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Insider Shares

On August 5, 2021, the Company issued 1,437,500 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000. On October 29, 2021, the Company effected a 1.2-for-1.0 stock split of common stock, resulting in the Sponsor holding an aggregate of 1,725,000 Insider Shares, for approximately $0.014 per share, of which, up to 225,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO. As the over-allotment option was fully exercised on September 22, 2021, no portion of the Insider Shares are subject to forfeiture.

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Insider Shares until, with respect to 50% of the Insider Shares, the earlier of six months after the consummation of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the Insider Shares, until the six months after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On August 5, 2021, the Sponsor agreed to loan the Company up to an aggregate amount of $300,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the earlier of March 31, 2022 or the closing the IPO. Concurrently with the IPO, the Company repaid the outstanding balance of $105,000 to the Sponsor.

Administrative Services

The Company entered into an administrative services agreement with the Sponsor pursuant to which the Company pays a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination.

Note 6 — Commitments and Contingencies Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has not been a significant impact as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

Registration Rights

The holders of the insider shares, the private units, securities underlying the Unit Purchase Option and any units that may be issued upon conversion of working capital loans or extension loans (and any securities underlying the private units or units issued upon conversion of the working capital loans or extension loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Furthermore, notwithstanding the foregoing, pursuant to FINRA Rule 5110 the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which this prospectus forms a part and may not exercise their demand rights on more than one occasion.

Right of First Refusal

The Company has granted Chardan for a period of 24 months after the date of the consummation of the Company’s Business Combination, a right of first refusal to act as book-running manager, with at least 30% of the economics, for any and all future public and private equity and debt offerings.

Underwriting Agreement

The Company has granted Chardan, the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 900,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

The underwriters were paid a cash underwriting discount of 2.5% of the gross proceeds of the IPO, or $1,500,000. In addition, the underwriters will be entitled to a deferred fee of 3.75% of the gross proceeds of the IPO, or $2,250,000 (or $2,587,500 if the over-allotment option is exercised in full), which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The underwriters will also be entitled to 0.75% of the gross proceeds of the IPO in the form of common stock of the Company at a price of $10.00 per share, to be issued if the Company closes a Business Combination.

Unit Purchase Option

The Company sold to Chardan (and/or its designees), for $100, an option (the “Unit Purchase Option”) to purchase 100,000 Units (or 115,000 units if the over-allotment option is exercised in full) exercisable at $11.50 per Unit (or an aggregate exercise price of $1,150,000, or $1,322,500 if the over-allotment option is exercised in full) commencing on the later of six months from the effective date of the registration statement related to the IPO and the consummation of a Business Combination. The Unit Purchase Option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the IPO. The Units issuable upon exercise of the Unit Purchase Option are identical to those offered in the IPO. The Company accounts for the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to stockholders’ equity. The option and the underlying securities that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of IPO except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners. Additionally, the Unit Purchase Option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the required 180-day period) following the date of IPO except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners. The Unit Purchase Option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the Unit Purchase Option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the Unit Purchase Option.

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. On October 29, 2021, the Company effected a 1.2-for-1.0 stock split of common stock, resulting in the Sponsor holding an aggregate of 1,725,000 Insider Shares, for approximately $0.014 per share. At December 31, 2021, there were 2,001,389 shares of common stock issued and outstanding (excluding 6,900,000 shares subject to possible redemption).

Rights — Each holder of a right will receive one-twentieth (1/20) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively covert its rights in order to receive 1/20 share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights.

Warrants — Each redeemable warrant entitles the holder thereof to purchase three-fourths (3/4) of one share of common stock at a price of $11.50 per full share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the IPO. However, no public warrants will be exercisable for cash unless the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at an issue price or effective issue price of less than $9.50 per share (with such issue price or effective issue price to be determined in good faith by our board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination, and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Price”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Price, and the $16.50 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 165% of the Market Value.

The Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period;
●	if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Except as described above, no warrants will be exercisable and the Company will not be obligated to issue common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot assure that it will be able to do so and, if the Company does not maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and the Company will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Company will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the IPO except that the private warrants will be entitled to registration rights. The private warrants (including the common stock issuable upon exercise of the private warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination except to permitted transferees.

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trust Account - U.S. Treasury Securities Money Market Fund	69,004,406	69,004,406	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through February 3, 2022 when the unaudited condensed financial statements were issued. Except as disclosed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On January 21, 2022, the Company announced that it entered into a merger agreement with Finfront Holding Company, a Cayman Islands exempted company (the “Company”), pursuant to which (a) Arisz will form BitFuFu Inc., a Cayman Islands exempted company, as its wholly owned subsidiary (“Purchaser”), (b) Purchaser will form Boundary Holding Company, a Cayman Islands exempted company, as its wholly owned subsidiary (“Merger Sub”), (c) Arisz will be merged with and into Purchaser (the “Redomestication Merger”), with Purchaser surviving the Redomestication Merger, and (d) Merger Sub will be merged with and into the Company (the “Acquisition Merger”), with the Company surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “Arisz,” “our,” “us” or “we” refer to Arisz Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company formed under the laws of the State of Delaware on July 21, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

The Merger Agreement

On January 21, 2022, Arisz entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and between Arisz and Finfront Holding Company, a Cayman Islands exempted company (“Finfront”), pursuant to which (a) Arisz will form BitFuFu Inc., a Cayman Islands exempted company, as its wholly owned subsidiary (“Purchaser”), (b) Purchaser will form Boundary Holding Company, a Cayman Islands exempted company, as its wholly owned subsidiary (“Merger Sub”), (c) Arisz will be merged with and into Purchaser (the “Redomestication Merger”), with Purchaser surviving the Redomestication Merger, and (d) Merger Sub will be merged with and into Finfront (the “Acquisition Merger”), with Finfront surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States.

Upon their formation, each of Purchaser and Merger Sub shall sign a joinder agreement, agreeing to be bound by the Merger Agreement as if such parties were parties thereto on the date of its signing.

Consideration

In consideration of the Acquisition Merger, Purchaser will issue 150,000,000 ordinary shares (the “Closing Payment Shares”) with a deemed price per share US$10.00 (“Aggregate Stock Consideration”) to the shareholders of Finfront. The Aggregate Stock Consideration consists of 7,500,000 Class A ordinary shares and 142,500,000 Class B ordinary shares of Purchaser.

The Closing

Arisz and Finfront have agreed that the closing of the Business Combination (the “Closing”) shall occur no later than July 31, 2022 (the “Outside Date”). The Outside Date may be extended upon the written agreement of Arisz and Finfront.

Representations and Warranties

In the Merger Agreement, Finfront makes certain representations and warranties (with certain exceptions set forth in the disclosure schedule to the Merger Agreement) relating to, among other things: (a) proper corporate existence and power of Finfront and its subsidiaries (together, the “Finfront Parties”) and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Merger Agreement and other transaction documents; (c) no need for governmental authorization for the execution, delivery or performance of the Merger Agreement and additional agreements thereto (the “Additional Agreements”); (d) absence of conflicts; (e) capital structure of Finfront; (f) accuracy of charter documents and corporate records of Finfront Parties; (g) accuracy of the list of all assumed or “doing business as” names used by Finfront Parties; (h) required consents and approvals; (i) financial information; (j) books and records; (k) absence of certain changes or events; (l) title to assets and properties; (m) litigation; (n) material contracts; (o) licenses and permits; (p) compliance with laws; (q) ownership of intellectual property; (r) customers and suppliers; (s) accounts receivable and payable; (t) prepayments; (u) employees and benefits; (s) employment matters; (t) leases; (u) tax matters; (v) environmental laws; (w) finders’ fees; (x) powers of attorney and suretyships; (y) directors and officers; (z) international trade matters and anti-bribery compliance; (aa) that Finfront is not an investment company; (bb) affiliate transactions; (cc) privacy laws; (dd) OFAC; (ee) board approval, (ff) the truthfulness of other information; and (gg) other customary representations and warranties.

In the Merger Agreement, Arisz, on its behalf and also on behalf of Purchaser and Merger Sub when formed (together, the “Parent Parties”) make certain representations and warranties relating to, among other things: (a) proper corporate existence and power; (b) authorization, execution, delivery and enforceability of the Merger Agreement and other transaction documents; (c) no need for governmental authorization for the execution, delivery or performance of the agreement and Additional Agreements; (d) absence of conflicts; (e) finders’ fees; (f) issuance of the Aggregate Stock Consideration; (g) capital structure; (h) information supplied; (i) minimum trust fund amount; (j) validity of Nasdaq Stock Market listing; (k) that Arisz is a public reporting company; (l) no market manipulation; (m) board approval; (n) Arisz’s SEC documents and financial statements; (o) absence of litigation; compliance with laws; (p) OFAC; (q) that Arisz is not an investment company; (r) tax matters; (s) PIPE financing; and (t) other customary representations and warranties.

Conduct Prior to Closing; Covenants Pending Closing

Finfront and the Parent Parties have agreed to operate their respective business in the ordinary course, consistent with past practices, prior to the closing of the transactions (with certain exceptions) and not to take certain specified actions without the prior written consent of the other party.

The Merger Agreement also contains customary closing covenants.

Conditions to Closing

General Conditions to Closing

Consummation of the Merger Agreement and the transactions herein is conditioned on, among other things, (i) no provisions of any applicable law and no order prohibiting or preventing the consummation of the closing; (ii) there not being any action brought by a third party that is not an affiliate of the parties hereto to enjoin or otherwise restrict the consummation of the closing; (iii) all consents, approvals and filings required to consummate the transactions contemplated by the Merger Agreement shall have been made or obtained; (iv) the SEC having declared the registration statement with respect to the Business Combination effective, and no stop order suspending the effectiveness of the registration statement or any part thereof having been issued; (v) the Merger Agreement, each of the additional agreement as described in the Merger Agreement and the transactions contemplated thereby, having been duly authorized and approved by the shareholders of Purchaser; (v) the Merger Agreement, each of the additional agreement as described in the Merger Agreement and the transactions contemplated thereby, having been duly authorized and approved by the shareholders of Finfront; (vii) all required filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 shall have been made and any applicable waiting period shall have been completed; (viii) as of the closing, the Purchaser shall have at least $5,000,001 in net tangible assets; and (ix) each of Purchaser and Merger Sub shall have been formed and shall have executed a joinder agreement to the Merger Agreement.

Company’s Conditions to Closing

The obligations of Finfront to consummate the transactions contemplated by the Merger Agreement, in addition to the conditions described above, are conditioned upon each of the following, among other things:

●	the Parent Parties complying with all of obligations under the Merger Agreement in all material respects;

●	the representations and warranties of the Parent Parties being true on and as of the date of the Merger Agreement and the closing date of the transactions except as would not be expected to have a material adverse effect;

●	the Parent Parties complying with the reporting requirements under the applicable Securities Act and Exchange Act;

●	there having been no material adverse effect to the Parent Parties and

●	Purchaser having remained listed on Nasdaq and the additional listing of the Closing Payment Shares shall have been approved by Nasdaq.

Parent Parties’ Conditions to Closing

The obligations of the Parent Parties to consummate the transactions contemplated by the Merger Agreement, in addition to the conditions described above in the first paragraph of this section, are conditioned upon each of the following, among other things:

●	Finfront complying with all of the obligations under the Merger Agreement in all material respects;

●	the representations and warranties of Finfront being true on and as of the date of the Merger Agreement and the closing date of the transactions except as would not be expected to have a material adverse effect;

●	there having been no material adverse effect to Finfront;

●	the Parent Parties having received copies of all governmental approvals, and no such governmental approval shall have been revoked.

●	the Parent Parties having received duly executed opinions from Finfront’s Cayman Islands counsel in form and substance reasonably satisfactory to them;
●

the Parent Parties having received a copy of each of the Additional Agreements to which Finfront is a party, duly executed by Finfront and in full force and effect, as well as a copy of each of the Additional Agreements duly executed by all required parties thereto, other than Parent or Finfront.

●	the aggregate cash proceeds available to the Parent Parties from a private placement or other financing to be consummated simultaneously with the closing of the Acquisition Merger (the “PIPE Investment”) being not less than $50,000,000.

●	The Parent Parties having received copies of certain third party consents, and no such consents have been revoked and the listing of the Purchaser’s securities shall have been approved by Nasdaq subject to official notice of issuance.

Termination; Breakup Fee

The Merger Agreement may be terminated and/or abandoned at any time prior to the closing, whether before or after approval of the proposals being presented to the shareholders of Purchaser, by:

●	mutual written consent of the Parent Parties and Finfront;

●	any of the Parent Parties, if any of the representations or warranties of Finfront shall not be true and correct, or if Finfront has failed to perform any covenant which, if capable of being cured is not cured (or waived by the Parent Parties) by the earlier of (i) the Outside Date or (ii) 20 days after written notice thereof is delivered to Finfront, provided that the Parent Parties are not in breach of the Merger Agreement at such time;

●	Finfront, if any of the representations or warranties of the Parent Parties shall not be true and correct, or if any Parent Party has failed to perform any covenant which, if capable of being cured is not cured (or waived by Finfront) by the earlier of (i) the Outside Date or (ii) 20 days after written notice thereof is delivered to the Parent Parties, provided that Finfront is not in breach of the Merger Agreement at such time; or

●	Finfront or any Parent Party on or after the Outside Date, if the Acquisition Merger shall not have been consummated prior to the Outside Date; provided, however, that the terminating party shall not be in breach of the Merger Agreement as of the date of such termination; (ii) if any governmental order preventing the consummation of the Business Combination shall be in effect and shall have become final and non-appealable; or (iii) if any of the matters to be approved by Purchaser’s shareholders in connection with the Business Combination are not so approved;

●	the Parent Parties if the shareholders of Finfront fail to approve the Business Combination on or before the date specified in the Merger Agreement; or

●	the Parent Parties, in the event that Finfront fails to deliver its audited 2020 and 2021 financial statements to the Parent Parties on or before March 31, 2022.

Breakup Fee

In the event that Arisz terminates the Merger Agreement (i) due to Finfront’s breach of its warranties and representations or its failure to perform its covenants, (ii) due to Finfront’s failure to deliver its audited financial statements for 2020 and 2021 on or before April 15, 2022 or (iii) or as a result of Finfront’s refusal to consummate the transactions contemplated thereby, Finfront shall pay Parent a breakup fee equal to $3,000,000 in cash within three business days following such termination; provided, however, that Finfront shall not be obligated to pay a breakup fee if Arisz terminates the Merger Agreement primarily due to regulatory oversight or scrutiny not caused by Finfront’s lack of cooperation or non-compliance with the terms of the Merger Agreement.

In the event that Finfront terminates the Merger Agreement (a) due to Arisz’s breach of its warranties and representations or its failure to perform its covenants or (b) or as a result of Finfront’s refusal to consummate the transactions contemplated thereby, Arisz shall pay Finfront a breakup fee of 450,000 shares of Arisz common stock (having a deemed value of $4,500,000), within three business days following such termination.

Indemnification

The Merger Agreement does not provide for indemnification obligations for any party. All representations and warranties contained in the Merger Agreement shall terminate as of the Closing date.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, which is filed as Exhibit 2.1 hereto and incorporated by reference herein.

Additional Agreements Executed at the Signing of the Merger Agreement

PIPE Subscription Agreements

In connection with the proposed Merger, Arisz and Finfront obtained commitments from interested accredited investors (each a “Subscriber”) to purchase Class A ordinary shares of Purchaser which will be issued in connection with the Closing (the “PIPE Shares”), for an aggregate cash amount of $70,000,000 at a purchase price of $10.00 per share, in a private placement (the “PIPE”). Such commitments are being made by way of the Subscription Agreements (the “PIPE Subscription Agreements”), by and among each Subscriber, Arisz and Finfront. The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the Merger. The PIPE Shares are identical to Class A ordinary shares of Purchaser that will be issued to existing public stockholders at the time of the Closing, except that the PIPE Shares will not be entitled to any redemption rights and will not be registered with the SEC. The closing of the sale of PIPE Shares (the “PIPE Closing”) will be contingent upon the substantially concurrent consummation of the Merger

Pursuant to the PIPE Subscription Agreement Agreements, Purchaser has agreed to file (at Purchaser’s sole cost and expense) a registration statement registering the resale of the shares of common stock to be purchased in the private placement (the “PIPE Resale Registration Statement”) with the Securities and Exchange Commission (the “SEC”) no later than thirty (30) calendar days following the Closing assuming no additional financial statements are required or desirable to be included at the time of such filing) or (ii) ninety (90) calendar days following the Closing of the Transaction (assuming additional financial statements are required or desirable to be included at the time of such filing). Purchaser will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practical but no later than the earlier of (i) the 120th calendar day following the filing date thereof (in the event the SEC notifies Purchaser that it will “review” the PIPE Resale Registration Statement) and (ii) the 10th business day after the date Purchaser is notified by the SEC that the PIPE Resale Registration Statement will not be “reviewed” or will not be subject to further review. (The rights set forth above granted to the Subscribers pursuant to the PIPE Subscription Agreements are defined as the “PIPE Registration Rights”).

Each PIPE Subscription Agreement will terminate upon the earlier to occur of (i) such date and time as the Merger Agreement is terminated in accordance with its terms, (ii) upon the mutual written agreement of each of the parties to the PIPE Subscription Agreements, (iii) any of the conditions to the PIPE Closing are not satisfied or waived on or prior to the PIPE Closing and, as a result thereof, the transactions contemplated by the Subscription Agreement are not consummated at the PIPE Closing or (iv) July 31, 2022.

Amended and Restated Subscription Agreements

Contemporaneously with the execution of the Merger Agreement each of Chardan Capital Markets, LLC (“Chardan”) and the Sponsor executed amendments to the subscription agreements that had been executed by each of them on November 17, 2021 in connection with Arisz’s initial public offering, and filed as Exhibits 10.5 and 10.6, respectively, to the Current Report on Form 8-K filed by Arisz on November 23, 2021 (the “Amended and Restated Subscription Agreements”). Pursuant to the Amended and Restated Subscription Agreements, each of Chardan and Sponsor agreed, among other things not to transfer assign or sell any Private Units, Over-Allotment Units (each as defined in the Amended and Restated Subscription Agreements) or their underlying securities, until the consummation of a business combination involving Arisz.

Sponsor Support Agreement

Contemporaneously with the execution of the Merger Agreement, certain holders of Arisz common stock entered into a support agreement (the “Sponsor Support Agreement),” pursuant to which such holders agreed to , among other things, approve the Merger Agreement and the proposed Business Combination.

Shareholder Support Agreement

Contemporaneously with the execution of the Merger Agreement, certain holders of Company ordinary shares entered into a support agreement (the “Shareholder Support Agreement”), pursuant to which such holders agreed to , among other things, approve the Merger Agreement and the proposed Business Combination.

Lock-Up Agreements

Contemporaneously with the execution of the Merger Agreement, certain holders of Company ordinary shares executed lock-up agreements (the “Lock-up Agreements”). Pursuant to the Lock-Up Agreements such holders have agreed, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any shares of Arisz common stock held by them (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of Arisz common stock if any, acquired during the Lock-Up Period (as defined below)), the “Lock-up Shares”), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise or engage in any short sales or other arrangement with respect to the Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until the date that is six months after the date of the Closing (the “Lock-Up Period”).

Stock Purchase Agreement

In connection with the execution of the Merger Agreement, Arisz Investment LLC (the “Sponsor”) and Ethereal Tech Pte. Ltd., a subsidiary of Finfront (“ET”), entered into a stock purchase agreement (the “ET Stock Purchase Agreement”), pursuant to which ET purchased 128,206 shares of Arisz common stock (the “ET Shares”) from the Sponsor for a purchase price of $1,250,000. Subject to the satisfaction of conditions set forth in the ET Stock Purchase Agreement, the Sponsor shall cause the ET Shares to be transferred on the books and records of Arisz to ET.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for our initial public offering (“IPO”), and, after our IPO, searching for a target business to acquire. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended December 31, 2021, we had a net loss of approximately $95,390, which consists of loss of approximately $99,796 derived from general and administrative expenses of approximately $47,396 offset by interest earned on marketable securities of approximately $4,406.

Liquidity and Capital Resources

On November 22, 2021 the Company consummated the IPO of 6,000,000 units (which does not include the exercise of the over-allotment option by the underwriters in the IPO) at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $60,000,000. Simultaneously with the IPO, the Company sold to its Sponsor and Chardan Capital Markets LLC (“Chardan”) (and/or their designees) 253,889 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,538,886. Concurrently, the Company repaid $105,000 to the Sponsor, under related party loan evidenced by promissory note issued on August 5, 2021.

On November 24, 2021, the underwriters fully exercised its over-allotment option and purchased 900,000 units (the “Over-allotment Units”) at a price of $10.00 per Unit, generating gross proceeds of $9,000,000. Upon the closing of the Over-allotment on November 24, 2021, the Company consummated the sale of additional 22,500 Private Units (the “Additional Private Units”) with the Sponsor and Chardan at a price of $10.00 per Private Unit, generating total proceeds of $225,000.

A total of $$69,000,000 of the net proceeds from the sale of Public Units in the IPO (including the over-allotment option units) and the Private Placements on November 22, 2021 and November 24, 2021, were placed in a trust account established for the benefit of the Company’s public shareholders.

Following the IPO, the full exercise of the over-allotment option, and the sale of the Private Placement Units, we had $655,286 of cash held outside of the Trust Account, after payment of costs related to the IPO, available for working capital purposes. We incurred a total of $5,587,733 in transaction costs, including $1,725,000 of underwriting fees, $2,587,500 of deferred underwriting fees and $1,275,233 of other offering costs. For the period from October 1, 2021 (inception) to December 31, 2021, cash used in operating activities was $145,396.

As of December 31, 2021, we had marketable securities held in the Trust Account of $69,004,406 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2021, we had cash of $513,207 outside the Trust Account. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Upon closing of a Business Combination, the underwriters will be entitled to a deferred fee of $0.375 per public share, or $2,587,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. The underwriters will also be entitled to 51,750 common shares, to be issued if the Company closes a Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Offering Costs

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs are allocated between public shares and public rights based on the estimated fair values of public shares and public rights at the date of issuance.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on November 19, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)
4.1	Rights Agreement, dated November 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)
4.2	Warrant Agreement, dated November 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)
4.3	Unit Purchase Option, dated November 17, 2021, issued by the Company to Chardan Capital Markets, LLC (incorporated by reference to exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)
10.1.1	Letter Agreements, dated November 17, 2021, by and between the Company and each of the Company’s officers, directors and initial stockholders (incorporated by reference to exhibit 10.1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)
10.1.2	Letter Agreement, dated November 17, 2021, by and between the Company and Arisz Investment LLC (incorporated by reference to exhibit 10.1.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)
10.2	Investment Management Trust Agreement, dated November 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)
10.3	Stock Escrow Agreement, dated November 17, 2021, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)
10.4	Registration Rights Agreement, dated November 17, 2021, by and among the Company and the initial stockholders of the Company (incorporated by reference to exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)
10.5	Subscription Agreement, dated November 17, 2021, by and between the Company and Arisz Investment LLC (incorporated by reference to exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)
10.6	Subscription Agreement, dated November 17, 2021, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)
10.7	Indemnity Agreements, dated November 17, 2021, by and between the Company and each of the directors and officers of the Company (incorporated by reference to exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)
10.8	Administrative Services Agreement, dated November 17, 2021, by and between the Company and Arisz Investment LLC (incorporated by reference to exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARISZ ACQUISITION CORP.

Dated: February 3, 2022	/s/ Echo Hindle-Yang
	Name:	Echo Hindle-Yang
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: February 3, 2022	/s/ Marc Estigarribia
	Name:	Marc Estigarribia
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)