Form 10-Q
period 2022-03-31
Arisz Acquisition Corp.
filed 2022-05-13
CIK 1882078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 8,901,389 shares of the Company’s common stock issued and outstanding.

ARISZ ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

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

ii

PART I - FINANCIAL INFORMATION

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2022	September 30, 2021
Assets
Current assets:
Cash	$264,054	$75,000
Deferred offering costs	—	75,000
Prepaid expenses	67,344	—
Total current assets	331,398	150,000

Investments held in Trust Account	69,007,241	—
Total Assets	$69,338,639	$150,000

Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$41,500	$20,490
Franchise tax payable	23,400	—
Promissory note – related party	—	105,000
Total current liabilities	64,900	125,490

Deferred underwriting fee payable	2,587,500	—
Total Liabilities	2,652,400	125,490

Commitments and Contingencies

Common stock subject to possible redemption, 6,900,000 shares at conversion value of $10.00 per share	69,000,000	—

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 15,000,000 shares authorized; 2,001,389 shares (excluding 6,900,000 shares subject to possible redemption) issued and outstanding at March 31, 2022 and 1,725,000 issued and outstanding at September 30, 2021	200	173
Additional paid-in capital	—	24,827
Accumulated deficit	(2,313,961)	(490)
Total Stockholders’ Equity (Deficit)	(2,313,761)	24,510
Total Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)	$69,338,639	$150,000

The accompany notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022

General and administrative expenses	$248,419	$295,815
Franchise tax expenses	23,400	75,800
Loss from Operations	(271,819)	(371,615)

Other income:
Interest earned on investment held in Trust Account	2,835	7,241

Loss before income taxes	(268,984)	(364,374)

Income taxes provision	—	—

Net loss	$(268,984)	$(364,374)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,900,000	4,880,769
Basic and diluted net income per share, common stock subject to possible redemption	$0.43	0.76
Basic and diluted weighted average shares outstanding, common stock attributable to Arisz Acquisition Corp.	2,001,389	1,920,655
Basic and diluted net loss per share, common stock attributable to Arisz Acquisition Corp.	$(1.62)	$(2.13)

The accompany notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of December 31, 2021	2,001,389	$200	$—	$(2,044,977)	$(2,044,777)
Net loss	—			(268,984)	(268,984)
Balance as of March 31, 2022	2,001,389	$200	$—	$(2,313,761)	$(2,313,761)

For the six months ended March 31, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, September 30, 2021	1,725 ,000	$172	$24,828	$(490)	$21,510

Sale of public units in initial public offering	6,900,000	690	68,999,310	—	69,000,000

Sale of private placement units	276,389	28	2,763,858	—	2,763,886

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(4,312,500)	—	(4,312,500)

Offering costs	—	—	(425,382)	—	(425,382)

Reclassification of common stock subject to redemption	(6,900,000)	(690)	(59,614,294)	—	(59,614,984)

Allocation of offering costs to common stock subject to redemption			4,760,749		4,760,749
Accretion of common stock to redemption value	—	—	(12,196,667)	(1,949,097)	(14,145,764)
Net loss	—	—	—	(95,390)	(95,390)
Balance as of December 31, 2021	2,001,389	$200	$—	$(2,044,977)	$(2,044,777)
Net loss	—			(268,984)	(268,984)
Balance as of March 31, 2022	2,001,389	$200	$—	$(2,313,761)	$(2,313,761)

The accompany notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended
March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(364,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(7,241)
Changes in operating assets and liabilities:
Prepaid expenses	(67,344)
Accrued expense	21,010
Franchise tax payable	23,400
Net cash used in operating activities	(394,549)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(69,000,000)
Net cash used in investing activities	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	69,000,000
Proceeds from sale of private placement units	2,763,886
Payment of underwriters’ commissions	(1,725,000)
Payment of offering costs	(350,383)
Proceeds from sale of unit purchase option	100
Repayment on promissory note to related party	(105,000)
Net cash provided in financing activities	69,583,603

Net Change in Cash	189,054

Cash at beginning of period	75,000
Cash at end of period	$264,054

Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriters’ commissions	$2,587,500
Initial classification of common stock subject to redemption	$59,614,984
Allocation of offering costs to common stock subject to redemption	$4,760,749
Accretion of common stock to redemption value	$14,145,764

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

As of March 31, 2022, the Company had not commenced any operations. For the period from July 21, 2021 (inception) through March 31, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (“IPO” as defined below in Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The Company’s sponsor is Arisz Investments LLC (the “Sponsor”), a Delaware limited liability company affiliated with the Company’s Chairman and Chief Executive Officer.

On January 21, 2022, Arisz entered into a merger agreement with Finfront Holding Company, a Cayman Islands exempted company (the “Company”), pursuant to which (a) Arisz agreed to form BitFuFu Inc., a Cayman Islands exempted company, as its wholly owned subsidiary (“Purchaser” or “PubCo”), (b) Purchaser would form Boundary Holding Company, a Cayman Islands exempted company, as its wholly owned subsidiary (“Merger Sub”), (c) Arisz will be merged with and into Purchaser (the “Redomestication Merger”), with Purchaser surviving the Redomestication Merger, and (d) Merger Sub will be merged with and into the Company (the “Acquisition Merger”), with the Company surviving the Acquisition Merger as a direct, wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. On April 4, 2022, each of Arisz and the Company entered into that certain Amendment to the Merger Agreement pursuant to which, among other things, the parties clarified certain Cayman Island corporate law matters by mutual agreement.

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

As of March 31, 2022, cash of $ 264,054 were held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Investments held in Trust Account

At March 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022, shares of common stock subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	Three months ended	Six months ended
	March 31, 2022	March 31, 2022
Net Loss	$(268,984)	$(364,374)
Accretion of common stock to redemption value	(14,145,764)	(14,145,764)
Net loss including accretion of common stock to redemption value	$(14,414,748)	$(14,510,138)

	Three months ended March 31, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(11,173,735)	$(3,241,013)
Accretion of common stock to redemption value	14,145,764	—
Allocation of net income (loss)	$2,972,029	$(3,241,013)

Denominators:
Weighted-average shares outstanding	6,900,000	2,001,389
Basic and diluted net income/(loss) per share	$0.43	$(1.62)

	Six months ended March 31, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(10,412,619)	$(4,097,519)
Accretion of common stock to redemption value	14,145,764	—
Allocation of net income (loss)	$3,733,145	$(4,097,519)

Denominators:
Weighted-average shares outstanding	4,880,769	1,920,655
Basic and diluted net income/(loss) per share	$0.76	$(2.13)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period ended March 31, 2022.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. On October 29, 2021, the Company effected a 1.2-for-1.0 stock split of common stock, resulting in the Sponsor holding an aggregate of 1,725,000 Insider Shares, for approximately $0.014 per share. At March 31, 2022, there were 2,001,389 shares of common stock issued and outstanding (excluding 6,900,000 shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trust Account - U.S. Treasury Securities Money Market Fund	69,007,241	69,007,241	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 12, 2022 when the unaudited condensed financial statements were issued. The Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

On January 21, 2022, Arisz entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and between Arisz and Finfront Holding Company, a Cayman Islands exempted company (“Finfront”), pursuant to which (a) Arisz will form BitFuFu Inc., a Cayman Islands exempted company, as its wholly owned subsidiary (“Purchaser”), (b) Purchaser will form Boundary Holding Company, a Cayman Islands exempted company, as its wholly owned subsidiary (“Merger Sub”), (c) Arisz will be merged with and into Purchaser (the “Redomestication Merger”), with Purchaser surviving the Redomestication Merger, and (d) Merger Sub will be merged with and into Finfront (the “Acquisition Merger”), with Finfront surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. On April 4, 2022, each of Arisz and the Company entered into that certain Amendment to the Merger Agreement pursuant to which, among other things, the parties clarified certain Cayman Island corporate law matters by mutual agreement.

In consideration of the Acquisition Merger, Purchaser will issue 150,000,000 ordinary shares (the “Closing Payment Shares”) with a deemed price per share US$10.00 (“Aggregate Stock Consideration”) to the shareholders of Finfront. The Aggregate Stock Consideration consists of 7,500,000 Class A ordinary shares and 142,500,000 Class B ordinary shares of Purchaser.

Arisz and Finfront have agreed that the closing of the Business Combination shall occur no later than July 31, 2022 (the “Outside Date”). The Outside Date may be extended upon the written agreement of Arisz and Finfront. The Merger Agreement contains customary closing conditions and representations and warranties.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete the Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for our initial public offering (“IPO”), and, after our IPO, searching for a target business to acquire. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net loss of $268,984, which consists of loss of approximately $271,819 derived from general and administrative expenses of approximately $248,419 and franchise tax expense of $23,400, offset by interest earned on marketable securities of approximately $2,835.

For the six months ended March 31, 2022, we had a net loss of $364,374, which consists of loss of approximately $371,615 derived from general and administrative expenses of approximately $295,815 and franchise tax expense of $75,800, offset by interest earned on marketable securities of approximately $7,241.

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

Following the IPO, the full exercise of the over-allotment option, and the sale of the Private Placement Units, we had $655,286 of cash held outside of the Trust Account, after payment of costs related to the IPO, available for working capital purposes. We incurred a total of $5,587,733 in transaction costs, including $1,725,000 of underwriting fees, $2,587,500 of deferred underwriting fees and $1,275,233 of other offering costs. For the period from January 1, 2022 to March 31, 2022, cash used in operating activities was $394,549.

As of March 31, 2022, we had marketable securities held in the Trust Account of $69,007,241 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2022, we had cash of $264,054 outside the Trust Account. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ARISZ ACQUISITION CORP.

Dated: May 12, 2022	/s/ Echo Hindle-Yang
	Name:	Echo Hindle-Yang
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2022	/s/ Marc Estigarribia
	Name:	Marc Estigarribia
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)