Form 10-Q
period 2022-06-30
Arisz Acquisition Corp.
filed 2022-08-12
CIK 1882078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41078

ARISZ ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-1807866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

C/O MSQ Ventures 12 E 49th St, 17th floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

As of August 11, 2022, there were 8,901,389 shares of the Company’s common stock issued and outstanding.

ARISZ ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

ii

PART I - FINANCIAL INFORMATION

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2022	September 30, 2021
Assets
Current assets:
Cash	$220,545	$75,000
Deferred offering costs	—	75,000
Prepaid expenses	42,090	—
Total current assets	262,635	150,000

Investments held in Trust Account	69,051,429	—
Total Assets	$69,314,064	$150,000

Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$71,500	$20,490
Franchise tax payable	35,100	—
Promissory note – related party	—	105,000
Total current liabilities	106,600	125,490

Deferred underwriting fee payable	2,587,500	—
Total Liabilities	2,694,100	125,490

Commitments and Contingencies

Common stock subject to possible redemption, 6,900,000 shares at conversion value of $10.00 per share	69,000,000	—

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 15,000,000 shares authorized; 2,001,389 shares (excluding 6,900,000 shares subject to possible redemption) issued and outstanding at June 30, 2022 and 1,725,000 issued and outstanding at September 30, 2021	200	173
Additional paid-in capital	—	24,827
Accumulated deficit	(2,380,236)	(490)
Total Stockholders’ Equity (Deficit)	(2,380,036)	24,510
Total Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)	$69,314,064	$150,000

The accompany notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022

General and administrative expenses	$98,763	$394,578
Franchise tax expenses	11,700	87,500
Loss from Operations	(110,463)	(482,078)

Other income:
Interest earned on investment held in Trust Account	44,188	51,429

Loss before income taxes	(66,275)	(430,649)

Income taxes provision	—	—

Net loss	$(66,275)	$(430,649)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,900,000	5,553,846
Basic and diluted net income per share, common stock subject to possible redemption	$0.45	0.60
Basic and diluted weighted average shares outstanding, common stock attributable to Arisz Acquisition Corp.	2,001,389	1,947,566
Basic and diluted net loss per share, common stock attributable to Arisz Acquisition Corp.	$(1.60)	$(1.94)

The accompany notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended June 30, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of March 31, 2022	2,001,389	$200	$—	$(2,313,961)	$(2,313,761)
Net loss	—	—	—	(66,275)	(66,275)
Balance as of June 30, 2022	2,001,389	$200	$—	$(2,380,236)	$(2,380,036)

For the nine months ended June 30, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, September 30, 2021	1,725,000	$172	$24,828	$(490)	$21,510

Sale of public units in initial public offering	6,900,000	690	68,999,310	—	69,000,000

Sale of private placement units	276,389	28	2,763,858	—	2,763,886

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(4,312,500)	—	(4,312,500)

Offering costs	—	—	(425,383)	—	(425,383)

Reclassification of common stock subject to redemption	(6,900,000)	(690)	(59,614,295)	—	(59,614,985)

Allocation of offering costs to common stock subject to redemption	—	—	4,760,749	—	4,760,749
Accretion of common stock to redemption value	—	—	(12,196,667)	(1,949,097)	(14,145,764)
Net loss	—	—	—	(430,649)	(430,649)
Balance as of June 30, 2022	2,001,389	$200	$—	$(2,380,236)	$(2,380,036)

The accompany notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended
June 30, 2022
Cash Flows from Operating Activities:
Net loss	$(430,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(51,429)
Changes in operating assets and liabilities:
Prepaid expenses	(42,090)
Accrued expense	51,010
Franchise tax payable	35,100
Net cash used in operating activities	(438,058)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(69,000,000)
Net cash used in investing activities	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	69,000,000
Proceeds from sale of private placement units	2,763,886
Payment of underwriters’ commissions	(1,725,000)
Payment of offering costs	(350,383)
Proceeds from sale of unit purchase option	100
Repayment on promissory note to related party	(105,000)
Net cash provided in financing activities	69,583,603

Net Change in Cash	145,545

Cash at beginning of period	75,000
Cash at end of period	$220,545

Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriters’ commissions	$2,587,500
Initial classification of common stock subject to redemption	$59,614,985
Allocation of offering costs to common stock subject to redemption	$4,760,749
Accretion of common stock to redemption value	$14,145,764

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

As of June 30, 2022, the Company had not commenced any operations. For the period from July 21, 2021 (inception) through June 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (“IPO” as defined below in Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On July 14, 2022, each of Arisz , the Company, the Purchaser and Arisz’s Sponsor (along with any assignee of Arisz’s Sponsor, the “Buyer”) entered into a backstop agreement (the “Backstop Agreement”) whereby, in connection with the Business Combination, the Buyer has agreed to subscribe for and purchase no less than US$1.25 million worth of shares of Arisz common stock par value $0.0001 per share or Purchaser’s Class A ordinary shares.

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

Going Concern Consideration

As of June 30, 2022, cash of $220,545 were held outside of the Trust Account. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company’s business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022.

Investments held in Trust Account

At June 30, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022, shares of common stock subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	Three months ended	Nine months ended
	June 30, 2022	June 30, 2022
Net Loss	$(66,275)	$(430,649)
Accretion of common stock to redemption value	(14,145,764)	(14,145,764)
Net loss including accretion of common stock to redemption value	$(14,212,039)	$(14,576,413)

	Three months ended June 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(11,016,604)	$(3,195,435)
Accretion of common stock to redemption value	14,145,764	—
Allocation of net income (loss)	$3,129,160	$(3,195,435)

Denominators:
Weighted-average shares outstanding	6,900,000	2,001,389
Basic and diluted net income/(loss) per share	$0.45	$(1.60)

	Nine months ended June 30, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(10,791,989)	$(3,784,424)
Accretion of common stock to redemption value	14,145,764	—
Allocation of net income (loss)	$3,353,775	$(3,784,424)

Denominators:
Weighted-average shares outstanding	5,553,846	1,947,566
Basic and diluted net income/(loss) per share	$0.60	$(1.94)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period ended June 30, 2022.

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

Note 5 — Related Party Transactions

Insider Shares

On August 5, 2021, the Company issued 1,437,500 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000. On October 29, 2021, the Company effected a 1.2-for-1.0 stock split of common stock, resulting in the Sponsor holding an aggregate of 1,725,000 Insider Shares, for approximately $0.014 per share, of which, up to 225,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO. As the over-allotment option was fully exercised on September 24, 2021, no portion of the Insider Shares are subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an administrative services agreement with the Sponsor pursuant to which the Company pays a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the three months and nine months ended June 30, 2022, the Company incurred $30,000 and $70,000, respectively, in fees for these services, of which $70,000 and none are included in accounts payable and accrued expenses in the accompanying condensed unaudited balance sheets June 30, 2022 and September 30, 2021, respectively.

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

The underwriters were paid a cash underwriting discount of 2.5% of the gross proceeds of the IPO (including the exercise of the over-allotment option), or $1,725,000. In addition, the underwriters will be entitled to a deferred fee of 3.75% of the gross proceeds of the IPO (including the exercise of the over-allotment option), or $2,587,500, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The underwriters will also be entitled to 0.75% of the gross proceeds of the IPO in the form of common stock of the Company at a price of $10.00 per share, to be issued if the Company closes a Business Combination.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. On October 29, 2021, the Company effected a 1.2-for-1.0 stock split of common stock, resulting in the Sponsor holding an aggregate of 1,725,000 Insider Shares, for approximately $0.014 per share. At June 30, 2022, there were 2,001,389 shares of common stock issued and outstanding (excluding 6,900,000 shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trust Account - U.S. Treasury Securities Money Market Fund	69,051,429	69,051,429	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 12, 2022 when the unaudited condensed financial statements were issued. The Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

The Merger Agreement provides that the closing of the Business Combination shall occur no later than July 31, 2022 (the “Outside Date”) and that the Outside Date may be extended upon the written agreement of Arisz and Finfront. On July 31, 2022, the Outside Date occurred and the parties are in the process of finalizing the terms of an amendment to the Merger Agreement that would, among other things, extend the Outside Date in order to give the parties more time to consummate the Business Combination. The Merger Agreement contains customary closing conditions and representations and warranties.

On July 14, 2022, each of Arisz , the Company, the Purchaser and Arisz’s Sponsor (along with any assignee of Arisz’s Sponsor, the “Buyer”) entered into a backstop agreement (the “Backstop Agreement”) whereby, in connection with the Business Combination, the Buyer has agreed to subscribe for and purchase no less than US$1.25 million worth of shares of Arisz common stock par value $0.0001 per share or Purchaser’s Class A ordinary shares.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete the Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for our initial public offering (“IPO”), and, after our IPO, searching for a target business to acquire. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net loss of $66,275, which consists of loss of approximately $110,463 derived from general and administrative expenses of approximately $98,763 and franchise tax expense of $11,700, offset by interest earned on marketable securities of approximately $44,188.

For the nine months ended June 30, 2022, we had a net loss of $430,649, which consists of loss of approximately $482,078 derived from general and administrative expenses of approximately $394,578 and franchise tax expense of $87,500, offset by interest earned on marketable securities of approximately $51,429.

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

Following the IPO, the full exercise of the over-allotment option, and the sale of the Private Placement Units, we had $655,286 of cash held outside of the Trust Account, after payment of costs related to the IPO, available for working capital purposes. We incurred a total of $5,587,733 in transaction costs, including $1,725,000 of underwriting fees, $2,587,500 of deferred underwriting fees and $1,275,233 of other offering costs. For the nine month ended June30, 2022, cash used in operating activities was $438,058.

As of June 30, 2022, we had marketable securities held in the Trust Account of $69,051,429 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2022, we had cash of $220,545 outside the Trust Account. Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARISZ ACQUISITION CORP.

Dated: August 12, 2022	/s/ Fang Hindle-Yang
	Name:	Fang Hindle-Yang
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2022	/s/ Marc Estigarribia
	Name:	Marc Estigarribia
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)