Form 10-K
period 2022-09-30
Arisz Acquisition Corp.
filed 2022-12-07
CIK 1882078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41078

ARISZ ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-1807866
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

C/O MSQ Ventures 12 E 49th St, 17th floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-845-9945

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ARIZ	The NASDAQ Stock Market LLC
Warrants	ARIZW	The NASDAQ Stock Market LLC
Rights	ARIZR	The NASDAQ Stock Market LLC
Units, each consisting of one share of common stock, one Right and one Warrant	ARIZU	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐

As of December 6, 2022, there were 8,901,389 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ARISZ ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended September 30, 2022

i

CERTAIN TERMS

References to “the Company,” “our,” “us” or “we” refer to Arisz Acquisition Corp., a blank check company incorporated in Delaware on July 21, 2021. References to our “Sponsor” refer to Arisz Investments LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Arisz Acquisition Corp., which closed on November 22, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated on July 21, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. While we may pursue an initial business combination target in any business or industry, we intend to search globally, with a focus on target companies within the healthcare industry.

The Registration Statement for our initial public offering was declared effective on November 17, 2021 (the “Initial Public Offering,” or “IPO”). On November 22, 2021, we consummated its Initial Public Offering of 6,000,000 units (the “Units”) at $10.00 per Unit Each Unit consists of one share of common stock, $0.0001 par value (the “Common Stock”), one right to receive one-twentieth (1/20) of a share of Common Stock upon the consummation of an initial business combination and one redeemable warrant entitling the holder thereof to purchase three-fourths (3/4) of a share of Common Stock at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments, if any. The Company incurred offering costs of $5,587,733, of which $2,587,500 was for deferred underwriting commissions. On November 22, 2021, the over-allotment option was exercised in full.

On November 22, 2021, simultaneously with the consummation of the IPO, the Company completed the private sale (the “Private Placement”) of 193,889 units and 60,000 units, respectively (the “Private Units”) to Arisz Investments LLC, the Company’s sponsor (the “Sponsor”) and Chardan Capital Markets, LLC, generating total proceeds of $2,538,886.

Also, on November 22, 2021, the underwriters exercised the over-allotment option in full. The closing of the issuance and sale of the additional Units (the “Over-Allotment Option Units”) occurred on November 24, 2021. The total aggregate issuance by the Company of 900,000 units at a price of $10.00 per unit resulted in total gross proceeds of $9,000,000. On November 24, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 13,500 Private Units and 9,000 Private Units to the sponsor and Chardan Capital Markets, LLC, respectively, generating gross proceeds of $225,000. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $69,000,000 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the Private Placements on November 22, 2021 and November 24, 2021, were placed in a trust account (the “Trust Account”), located in the United States and held as cash items or may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to our stockholders.

If we are unable to complete an initial business combination within 15 months (or up to 18 months if our time to complete a business combination is extended as described herein) from the closing of the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of common stock and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Holders of rights or warrants will receive no proceeds in connection with the liquidation with respect to such rights or warrants, which will expire worthless. In connection with our redemption of 100% of our outstanding public shares, each holder will receive an amount equal to (1) the number of public shares being converted by such public holder divided by the total number of public shares multiplied by (2) the amount then in the trust account (initially $10.00 per share), which includes the deferred underwriting commission, plus a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes (subject in each case to our obligations under Delaware law to provide for claims of creditors).

Merger Agreement

On January 21, 2022, we entered into a merger agreement with Finfront Holding Company, a Cayman Islands exempted company (the “BitFuFu”), pursuant to which (a) Arisz agreed to form BitFuFu Inc., a Cayman Islands exempted company, as its wholly owned subsidiary (“Purchaser” or “PubCo”), (b) Purchaser would form Boundary Holding Company, a Cayman Islands exempted company, as its wholly owned subsidiary (“Merger Sub”), (c) Arisz will be merged with and into Purchaser (the “Redomestication Merger”), with Purchaser surviving the Redomestication Merger, and (d) Merger Sub will be merged with and into BitFuFu (the “Acquisition Merger”), with BitFuFu surviving the Acquisition Merger as a direct, wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. On April 4, 2022, each of Arisz and BitFuFu entered into that certain Amendment to the Merger Agreement pursuant to which, among other things, the parties clarified certain Cayman Island corporate law matters by mutual agreement. Also on April 4, 2022, each of Purchaser, Merger Sub, Arisz and BitFuFu executed that certain Joinder Agreement to the Merger Agreement, whereby each of Purchaser and Merger Sub have agreed, effective upon execution, that it shall become a party to the Merger Agreement and shall be fully bound by, and subject to, all of the covenants, terms, representations, warranties, rights, obligations and conditions of the Merger Agreement as though an original party thereto.

On October 10, 2022, each of Arisz and BitFuFu entered into that certain Amendment (“Amendment No. 2”) to the Merger Agreement to provide, among other things:

(1) that until the earlier of (x) termination of the Merger Agreement in accordance with its terms, and (y) forty-five (45) calendar days prior to the Outside Date, neither BitFuFu nor the Parent Parties (as defined in the Merger Agreement) shall participate in discussions, negotiations or related activities with any Person concerning any Alternative Transaction,

(2) that BitFuFu and Arisz shall cause the amendment and/or termination of certain agreements in order to remove all existing restrictions on four hundred thousand (400,000) Insider Shares that are currently subject to transfer restrictions, so that such shares are freely tradeable upon the Closing;

(3) for a loan from BitFuFu to Arisz in the amount of Two Million Two Hundred and Twenty Thousand Dollars ($2,220,000) for the purpose of funding any payment due in connection with an extension of the period of time for Arisz to consummate a business combination and for working capital purposes (the “Loan”). The Loan shall be funded in three equal installments on each of October 26, 2022, January 26, 2023 and April 26, 2023, in each case in the amount of Seven Hundred Forty Thousand Dollars ($740,000). Of each such installment, the sum of Six Hundred Ninety Thousand Dollars ($690,000) (the “Extension Funding Amount”) shall be used to cover the extension costs, and the remaining Fifty Thousand ($50,000) shall be used for working capital. In the event that the actual extension costs are less than the Extension Funding Amount, Arisz shall promptly repay the difference between such actual extension costs and the Extension Funding Amount. Arisz shall issue a promissory note for the amount of the Loan in favor of the Company;

(4) that the Outside Date is extended to August 1, 2023;

(5) that the Merger Agreement may be terminated (a) by the Parent Parties, in the event that BitFuFu fails to fund any of the installment amounts of the Loan specified in Section 9.8 of the Merger Agreement by the applicable due dates, (h) by the Parent Parties or BitFuFu, in the event that the Parent Parties fail to obtain any extension to the termination date by which time Arisz must cease operations unless a business combination has been consummated and (i) by BitFuFu, in the event that Arisz defaults on the Promissory Note as specified in such Section 9.8, which default remains not cured within ten (10) calendar days; and

(6) for (i) a Parent breakup fee payable by BitFuFu to Arisz equal to Four Million Dollars ($4,000,000) in cash in the event of the termination of the Merger Agreement by Arisz pursuant to Section 11.1(b) of the Merger Agreement or as a result of BitFuFu’s refusal to consummate the transactions contemplated thereby and (ii) a Company breakup fee payable by Arisz to BitFuFu in the amount of Five Million Dollars ($5,000,000) in the event of the termination of the Merger Agreement by BitFuFu pursuant to Section 11.1(c) of the Merger Agreement or as a result of Arisz’s refusal to consummate the transactions contemplated thereby.

On October 10, 2022, Arisz issued a promissory note for the amount of the Loan in favor of BitFuFu (the “Promissory Note”), pursuant to which Arisz may elect to issue a number of unregistered shares of its common stock, valued for these purposes at $10.00 per share, the aggregate value of which shall be equal to the outstanding principal amount of the Loan, to BitFuFu or its designee as payment of its obligations under the Loan, except in the event that the actual extension costs are less than the Extension Funding Amount, Arisz shall wire such prepayment to such account as designated by BitFuFu.

Backstop Agreements

On July 14, 2022, each of Arisz , BitFuFu, the Purchaser and the Sponsor (and, along with any assignee of the Sponsor, the “Buyer”) entered into a backstop agreement (the “Backstop Agreement”) whereby, in connection with the Business Combination, the Buyer has agreed to subscribe for and purchase no less than US$1.25 million worth of shares of Arisz common stock par value $0.0001 per share or Purchaser’s Class A ordinary shares, as specified therein. The Backstop Agreement terminated as per its terms on July 31, 2022.

On October 13, 2022 the parties to the Backstop Agreement entered into a new backstop agreement (the “New Backstop Agreement”) substantially on the same terms as the Backstop Agreement with the only substantive additional terms being that: 1) the subscription amount is $2.0 million worth of shares and 2) the termination date is the earlier of: (i) the date agreed by the parties thereto in writing and (ii) the date that the Merger Agreement is terminated, on its terms.

Our Company

We are a blank check company incorporated on July 21, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. While we may pursue an initial business combination target in any business or industry, we intend to search globally, with a focus on target companies within the healthcare industry.

Our Sponsor and Competitive Advantages

Our Sponsor is an affiliate of M.S.Q. Ventures Inc (MSQ), a research-driven advisory firm with deep domain expertise in life sciences. MSQ exclusively focuses on integration for emerging life sciences companies that discover, develop and commercialize innovative therapeutics-focused products. Through MSQ’s deep sector knowledge, strong network and regional expertise, MSQ provides comprehensive advisory services and solutions to streamline the most complex global projects. MSQ’s core capabilities include the development of partnership strategy and execution, non-deal roadshow planning and execution, and key opinion leader (KOL) interviews. MSQ assists companies in increasing visibility within the investment community and educating investors and executives on opportunities offered by these companies. Since 2016, the MSQ team has met with a substantial number of companies in North America and Europe to evaluate various partnership options and to conduct one-on-one partnership meetings and KOL interviews.

MSQ has instituted a strategy of identifying transformational innovations across the life sciences space. We will benefit from MSQ’s expertise and resources, specifically in identifying scientific programs that have the potential to disrupt the current standard of care in their respective areas. MSQ actively analyzes asymmetric risk/reward opportunities in North America and Europe and focuses on recognizing synergies across global markets and companies for its clients. Our specific therapeutic areas of focus include (but not limited to) oncology, dermatology, orphan diseases, gene/cell therapy and related areas.

Our Board of Director and Management Team

Our officers, directors and strategic advisors consist of seasoned investors and industry executives with an extensive track record of identifying, investing, building, operating and advising leading businesses. In particular, the team possesses a deep understanding of the healthcare industry, the evolution of these sectors and market opportunities.

Echo Hindle-Yang has been our Chief Executive Officer since inception and became chairwoman of our board of directors upon consummation of our IPO. Ms. Hindle-Yang has more than 20 years of extensive experience of leading complex organizations, managing transactions for fortune 500 global companies and founding new ventures to resolve unmet market needs. More recently, Ms. Hindle-Yang’s focus has largely been within the healthcare industry, where she has advised global pharmaceutical and medical device companies in North America and Europe on their corporate strategy endeavors, financing paths, portfolio optimization and acquisition opportunities. In 2016, Ms. Hindle-Yang founded M.S.Q. Ventures, a New York-based advisory firm that focuses on integration for emerging life sciences companies. From 2011 to 2015, Ms. Hindle-Yang served as Chief Operation Officer at Playbutton LLC where she managed the company’s business strategy, marketing, finance operations including IPO’s and acquisitions. In 2010, Ms. Hindle-Yang joined Gerber Scientific Inc as director of global strategy and operations in charge of leading a brand-new global team to focus on overseas expansion and operations. Ms. Hindle-Yang holds an MBA from Duke University with a health sector management certificate. Currently Ms. Hindle-Yang is serving on the DukeNY Board.

Marc Estigarribia has been our Chief Financial Officer since inception. Mr. Estigarribia has been the Managing Director and Head of Origination and Engagement at MSQ Ventures since May 2016, where he has led the company’s client origination and engagement effort in the life science industry. Mr. Estigarribia maintains a deep network of global relationships with strategic partners and investors within the life science industry. Between September 2015 and April 2016, Mr. Estigarribia served as vice president senior research analyst at Chardan. Mr. Estigarribia was responsible for equity stock coverage of the Technology, TMT industry with a main vertical focus on Internet of Things (IOT/M2M) Machine-to-Machine Communications (M2M) including Robotics,

Artificial Intelligence and Semiconductors. Between March 2013 and August 2015, Mr. Estigarribia served as senior investment banking associate at Wellington Shields. Mr. Estigarribia worked with both public and private growth companies to help provide capital raising, merger & acquisition, and strategic financial advisory services in all facets of the capital structure — Private Equity, Senior Debt, Mezzanine Debt, Unitranche, Equity, IPOs, Secondary Offerings, and Private Placements. Between April 2011 and March 2013, Mr. Estigarribia served as CFO at Rubin Singer, a start-up company in the Luxury Goods Fashion industry where Mr. Estigarribia managed cash flow, capital formation and investment advisory for this start-up company in the Luxury Goods Fashion industry. Mr. Estigarribia also maintained constant communication flow with both existing and prospective equity and debt investors, and internal management board-team, while enhancing strategic relationships. Between July 1996 and March 2011, Mr. Estigarribia served as a sell-side Equity Research Analyst at Citigroup. Mr. Estigarribia’s responsibilities covered 70% of the teams’ total coverage for telecommunication services and media companies in Latin America. Mr. Estigarribia initiated and launched the numerous reports within the wireless and media sectors between 2000 and 2003. Through these roles, Mr. Estigarribia has developed and maintained relationships with top tier institutional investors. Mr. Estigarribia obtained his MBA degree in 1995 from NYU Stern School of Business and his BS in Economics from Binghamton University, State University of New York.

Nick He has been a member of our board of directors since November 17, 2021. Since January 2017, Mr. He has been the Founder and the Chief Executive Officer of GPS Renting, a privately held real estate investment firm with brokerage and property management services which brings cutting-edge mobile technology, strategic planning, and extensive real estate experience to serve clients. Between April 2012 and November 2016, Mr. He started as a strategy and product planer and became the senior program manager lead when he left Microsoft. Mr. He was responsible for product strategies, including, but not limited to Market opportunity & Business Plan, Growth strategy, Turnaround Strategy at Microsoft. Between May 2008 and September 2008, Mr. He served as summer associate consultant at McKinsey & Co. where Mr. He led the Financial Analysis and Planning project which analysis of technology spending and recommended a 5-year investment strategy. Mr. He obtained his MBA degree focusing on strategy and marketing in 2009 from Duke University Fuqua School of Business.

Rushi Trivedi, PhD has been a member of our board of directors since November 17, 2021. Since 2019, Dr. Trivedi has been founder of RepliGene Life Sciences, a company that specializes in the production of Cell and Gene Therapy adducts. Dr. Trivedi focuses on unmet clinical needs and assists in bringing the next generation Cell and Gene Therapies to the market. Between June 2015 and April 2019, Dr. Trivedi served as strategy consultant at McKinsey & Company where Dr. Trivedi gained extensive experience in M&A, business development, due diligence, portfolio management and asset integration while drawing heavily from his background in oncology and drug development to serve clients in these topics across pharma, medical technology tech, and private equity. Dr. Trivedi is a widely published scientist with over 400 citations in leading peer-reviewed journals. Dr. Trivedi obtained his Doctor of Philosophy in Biochemistry and Molecular Biology from Stowers Institute of Medical Research and University of Kansas Medical Center in 2015, and his MS in Medicinal and Pharmaceutical Chemistry from University of Kansas in 2009, and his BS in Pharmaceutical Sciences from Purdue University in 2007.

Dr. Romain Guerel has been a member of our board of directors since November 17, 2021. Since March 2020, Dr. Guerel is the founder and CEO of MSolution Consulting. The consulting company provides project management consultancy for European and North American companies. Starting March 2019, Dr. Guerel has been elected as an executive board member of a French International School where he has in charge with other 7 board members of all administrative and strategic decisions on behalf of the parent’s committee. From September 2012 to February 2020, Dr. Guerel worked as a director for Century 3 Project Management Company where he was in charge on multiple management projects for Fortune 500 companies. From 2001 to 2012, Dr. Guerel was the co-founder and Managing Director of Capital Resources where he was in charge of raising funds for high-end real estate projects. Dr. Guerel obtained his Doctor of Philosophy in Management from HKUST Business School in 2011, and has Master of Laws degrees in Commercial French law and International law from the Law School of Nice Sophia Antipolis.

The past performance of our management team, or advisor or their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. No member of our management team has had management experience with special purpose acquisition corporations in the past. You should not rely on the historical record of our management team’s or advisor’s or their respective affiliates’ performance as indicative of our future performance.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

For additional discussion of the general development of our business, see our final prospectus on Form 424B4 filed with the SEC on November 17, 2021.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 199 Water St, 31st Floor, New York, NY 10038, and our telephone number is 212-845-9945.

Commencing on the date our securities are first listed on Nasdaq, we have agreed to pay Arisz Investments LLC, our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “ARIZU” on or about November 22, 2021. The common stock, rights and redeemable warrants comprising the units began separate trading on December 9, 2021, under the symbols “ARIZ,” “ARIZR,” and “ARIZW,” respectively.

Holders of Record

As of December 6, 2022, there were 8,901,389 shares of our common stock issued and outstanding held by approximately 3 stockholders of record, and there were 1,943,889 and 69,000 shares of our common stock issued and outstanding held by our Sponsor and Chardan, respectively. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on July 21, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination.

On January 21, 2022, Arisz entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and between Arisz and Finfront Holding Company, a Cayman Islands exempted company (“BitFuFu”), pursuant to which (a) Arisz will form BitFuFu Inc., a Cayman Islands exempted company, as its wholly owned subsidiary (“Purchaser”), (b) Purchaser will form Boundary Holding Company, a Cayman Islands exempted company, as its wholly owned subsidiary (“Merger Sub”), (c) Arisz will be merged with and into Purchaser (the “Redomestication Merger”), with Purchaser surviving the Redomestication Merger, and (d) Merger Sub will be merged with and into BitFuFu (the “Acquisition Merger”), with BitFuFu surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. On April 4, 2022, each of Arisz and the Company entered into that certain Amendment to the Merger Agreement pursuant to which, among other things, the parties clarified certain Cayman Island corporate law matters by mutual agreement.

In consideration of the Acquisition Merger, Purchaser will issue 150,000,000 ordinary shares (the “Closing Payment Shares”) with a deemed price per share US$10.00 (“Aggregate Stock Consideration”) to the shareholders of BitFuFu. The Aggregate Stock Consideration consists of 7,500,000 Class A ordinary shares and 142,500,000 Class B ordinary shares of Purchaser.

The Merger Agreement provides that the closing of the Business Combination shall occur no later than July 31, 2022 (the “Outside Date”) and that the Outside Date may be extended upon the written agreement of Arisz and BitFuFu.

On July 14, 2022, each of Arisz, BitFuFu, the Purchaser and Arisz’s Sponsor (along with any assignee of Arisz’s Sponsor, the “Buyer”) entered into a backstop agreement (the “Backstop Agreement”) whereby, in connection with the Business Combination, the Buyer has agreed to subscribe for and purchase no less than US$1.25 million worth of shares of Arisz common stock par value $0.0001 per share or Purchaser’s Class A ordinary shares.

On October 10, 2022, Arisz and BitFuFu entered into an amendment to the Merger Agreement to provide, among other things: 1) for a loan from BitFuFu to Arisz in the amount of $2,220,000 (the “Loan”) for the purpose of funding Arisz’s extension of the time to consummate a business combination and for working capital purposes, and 2) remove all existing restrictions on 400,000 Insider Shares that are currently subject to transfer restrictions, so that such shares are freely tradeable upon the Closing. The Loan will be funded in three equal installments of $740,000 on each of October 26, 2022, January 26, 2023 and April 26, 2023.

On October 10, 2022, Arisz issued an unsecured promissory note to BitFuFu for the amount of the Loan at an interest rate of 3.5% per annum and is due on October 26, 2023. Arisz may elect to issue a number of unregistered shares of its common stock, valued for these purposes at $10.00 per share, the aggregate value of which shall be equal to the outstanding principal amount of the Loan.

On October 13, 2022, the parties to the Backstop Agreement entered into a new backstop agreement substantially on the same terms as the Backstop Agreement with the only substantive additional terms being that: 1) the subscription amount is $2.0 million worth of shares and 2) the termination date is the earlier of: (i) the date agreed by the parties thereto in writing and (ii) the date that the Merger Agreement is terminated, on its terms.

On October 24, 2022, Arisz received $740,000, the first installment of the Loan, from BitFuFu.

On November 9, 2022, Arisz deposited $690,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by three months until February 17, 2023.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete the Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for our initial public offering (“IPO”), and, after our IPO, searching for a target business to acquire. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended September 30, 2022, we had a net loss of $359,608, which consists of loss of approximately $597,351 derived from general and administrative expenses of approximately $544,157, franchise tax expense of $53,194 and income tax expense of $49,057, offset by interest earned on marketable securities of approximately $286,800.

For the period from July 21, 2021 (inception) through September 30, 2021, we had a net loss of $490, all of which derived from general and administrative expenses.

Liquidity and Going Concern

On November 22, 2021 the Company consummated the IPO of 6,000,000 units (which does not include the exercise of the over-allotment option by the underwriters in the IPO) at an offering price of $10.00 per unit (the “Public Units”), generating gross proceeds of $60,000,000. Simultaneously with the IPO, the Company sold to its Sponsor and Chardan Capital Markets LLC (“Chardan”) (and/or their designees) 253,889 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,538,886. Concurrently, the Company repaid $105,000 to the Sponsor, under related party loan evidenced by promissory note issued on August 5, 2021.

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

A total of $69,000,000 of the net proceeds from the sale of Public Units in the IPO (including the over-allotment option units) and the Private Placements on November 22, 2021 and November 24, 2021, were placed in a trust account established for the benefit of the Company’s public shareholders.

Following the IPO, the full exercise of the over-allotment option, and the sale of the Private Placement Units, we had $655,286 of cash held outside of the Trust Account, after payment of costs related to the IPO, available for working capital purposes. We incurred a total of $5,587,733 in transaction costs, including $1,725,000 of underwriting fees, $2,587,500 of deferred underwriting fees and $1,275,233 of other offering costs. For the year ended September 30, 2022, cash used in operating activities was $484,814 and none for the period from July 21, 2021 (inception) through September 30, 2021.

As of September 30, 2022, we had marketable securities held in the Trust Account of $69,286,800 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2022, we had cash of $173,789 outside of the Trust Account and working capital of $87,562 (excluding income tax and franchise tax payable). The Company has 15 months from the closing of the IPO to consummate a Business Combination (unless further extended as described herein). It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Until consummation of the Business Combination, we intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination (within 15 months from the closing of IPO) will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Merger Agreement

On January 21, 2022, we entered into a merger agreement with Finfront Holding Company, a Cayman Islands exempted company (the “BitFuFu”), pursuant to which (a) Arisz agreed to form BitFuFu Inc., a Cayman Islands exempted company, as its wholly owned subsidiary (“Purchaser” or “PubCo”), (b) Purchaser would form Boundary Holding Company, a Cayman Islands exempted company, as its wholly owned subsidiary (“Merger Sub”), (c) Arisz will be merged with and into Purchaser (the “Redomestication Merger”), with Purchaser surviving the Redomestication Merger, and (d) Merger Sub will be merged with and into BitFuFu (the “Acquisition Merger”), with BitFuFu surviving the Acquisition Merger as a direct, wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. On April 4, 2022, each of Arisz and BitFuFu entered into that certain Amendment to the Merger Agreement pursuant to which, among other things, the parties clarified certain Cayman Island corporate law matters by mutual agreement. Also on April 4, 2022, each of Purchaser, Merger Sub, Arisz and BitFuFu executed that certain Joinder Agreement to the Merger Agreement, whereby each of Purchaser and Merger Sub have agreed, effective upon execution, that it shall become a party to the Merger Agreement and shall be fully bound by, and subject to, all of the covenants, terms, representations, warranties, rights, obligations and conditions of the Merger Agreement as though an original party thereto.

On October 10, 2022, each of Arisz and BitFuFu entered into that certain Amendment (“Amendment No. 2”) to the Merger Agreement to provide, among other things:

(1) that until the earlier of (x) termination of the Merger Agreement in accordance with its terms, and (y) forty-five (45) calendar days prior to the Outside Date, neither BitFuFu nor the Parent Parties (as defined in the Merger Agreement) shall participate in discussions, negotiations or related activities with any Person concerning any Alternative Transaction,

(2) that BitFuFu and Arisz shall cause the amendment and/or termination of certain agreements in order to remove all existing restrictions on four hundred thousand (400,000) Insider Shares that are currently subject to transfer restrictions, so that such shares are freely tradeable upon the Closing;

(3) for a loan from BitFuFu to Arisz in the amount of Two Million Two Hundred and Twenty Thousand Dollars ($2,220,000) for the purpose of funding any payment due in connection with an extension of the period of time for Arisz to consummate a business combination and for working capital purposes (the “Loan”). The Loan shall be funded in three equal installments on each of October 26, 2022, January 26, 2023 and April 26, 2023, in each case in the amount of Seven Hundred Forty Thousand Dollars ($740,000). Of each such installment, the sum of Six Hundred Ninety Thousand Dollars ($690,000) (the “Extension Funding Amount”) shall be used to cover the extension costs, and the remaining Fifty Thousand ($50,000) shall be used for working capital. In the event that the actual extension costs are less than the Extension Funding Amount, Arisz shall promptly repay the difference between such actual extension costs and the Extension Funding Amount. Arisz shall issue a promissory note for the amount of the Loan in favor of the Company;

(4) that the Outside Date is extended to August 1, 2023;

(5) that the Merger Agreement may be terminated (a) by the Parent Parties, in the event that BitFuFu fails to fund any of the installment amounts of the Loan specified in Section 9.8 of the Merger Agreement by the applicable due dates, (h) by the Parent Parties or BitFuFu, in the event that the Parent Parties fail to obtain any extension to the termination date by which time Arisz must cease operations unless a business combination has been consummated and (i) by BitFuFu, in the event that Arisz defaults on the Promissory Note as specified in such Section 9.8, which default remains not cured within ten (10) calendar days; and

(6) for (i) a Parent breakup fee payable by BitFuFu to Arisz equal to Four Million Dollars ($4,000,000) in cash in the event of the termination of the Merger Agreement by Arisz pursuant to Section 11.1(b) of the Merger Agreement or as a result of BitFuFu’s refusal to consummate the transactions contemplated thereby and (ii) a Company breakup fee payable by Arisz to BitFuFu in the amount of Five Million Dollars ($5,000,000) in the event of the termination of the Merger Agreement by BitFuFu pursuant to Section 11.1(c) of the Merger Agreement or as a result of Arisz’s refusal to consummate the transactions contemplated thereby.

On October 10, 2022, Arisz issued a promissory note for the amount of the Loan in favor of BitFuFu (the “Promissory Note”), pursuant to which Arisz may elect to issue a number of unregistered shares of its common stock, valued for these purposes at $10.00 per share, the aggregate value of which shall be equal to the outstanding principal amount of the Loan, to BitFuFu or its designee as payment of its obligations under the Loan, except in the event that the actual extension costs are less than the Extension Funding Amount, Arisz shall wire such prepayment to such account as designated by BitFuFu.

Backstop Agreements

On July 14, 2022, each of Arisz , BitFuFu, the Purchaser and the Sponsor (and, along with any assignee of the Sponsor, the “Buyer”) entered into a backstop agreement (the “Backstop Agreement”) whereby, in connection with the Business Combination, the Buyer has agreed to subscribe for and purchase no less than US$1.25 million worth of shares of Arisz common stock par value $0.0001 per share or Purchaser’s Class A ordinary shares, as specified therein. The Backstop Agreement terminated as per its terms on July 31, 2022.

On October 13, 2022 the parties to the Backstop Agreement entered into a new backstop agreement (the “New Backstop Agreement”) substantially on the same terms as the Backstop Agreement with the only substantive additional terms being that: 1) the subscription amount is $2.0 million worth of shares and 2) the termination date is the earlier of: (i) the date agreed by the parties thereto in writing and (ii) the date that the Merger Agreement is terminated, on its terms.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Echo Hindle-Yang	46	Chairman of the Board of Directors and Chief Executive Officer
Marc Estigarribia	53	Chief Financial Officer
Rushi Trivedi	37	Director
Romain Guerel	51	Director
Nick He	40	Director

Echo Hindle-Yang has been our Chief Executive Officer since inception and became chairwoman of our board of directors upon consummation of our IPO. Ms. Hindle-Yang has more than 20 years of extensive experience of leading complex organizations, managing transactions for fortune 500 global companies and founding new ventures to resolve unmet market needs. More recently, Ms. Hindle-Yang’s focus has largely been within the healthcare industry, where she has advised global pharmaceutical and medical device companies in North America and Europe on their corporate strategy endeavors, financing paths, portfolio optimization and acquisition opportunities. In 2016, Ms. Hindle-Yang founded M.S.Q. Ventures, a New York-based advisory firm that focuses on integration for emerging life sciences companies. From 2011 to 2015, Ms. Hindle-Yang served as Chief Operation Officer at Playbutton LLC where she managed the company’s business strategy, marketing, finance operations including IPO’s and acquisitions. In 2010, Ms. Hindle-Yang joined Gerber Scientific Inc as director of global strategy and operations in charge of leading a brand-new global team to focus on overseas expansion and operations. Ms. Hindle-Yang holds an MBA from Duke University with a health sector management certificate. Currently Ms. Hindle-Yang is serving on the DukeNY Board.

Marc Estigarribia has been our Chief Financial Officer since inception. Mr. Estigarribia has been the Managing Director and Head of Origination and Engagement at MSQ Ventures since May 2016, where he has led the company’s client origination and engagement effort in the life science industry. Mr. Estigarribia maintains a deep network of global relationships with strategic partners and investors within the life science industry. Between September 2015 and April 2016, Mr. Estigarribia served as vice president senior research analyst at Chardan. Mr. Estigarribia was responsible for equity stock coverage of the Technology, TMT industry with a main vertical focus on Internet of Things (IOT/ M2M) Machine-to-Machine Communications (M2M) including Robotics, Artificial Intelligence and Semiconductors. Between March 2013 and August 2015, Mr. Estigarribia served as senior investment banking associate at Wellington Shields. Mr. Estigarribia worked with both public and private growth companies to help provide capital raising, merger & acquisition, and strategic financial advisory services in all facets of the capital structure — Private Equity, Senior Debt, Mezzanine Debt, Unitranche, Equity, IPOs, Secondary Offerings, and Private Placements. Between April 2011 and March 2013, Mr. Estigarribia served as CFO at Rubin Singer, a start-up company in the Luxury Goods Fashion industry where Mr. Estigarribia managed cash flow, capital formation and investment advisory for this start-up company in the Luxury Goods Fashion industry. Mr. Estigarribia also maintained constant communication flow with both existing and prospective equity and debt investors, and internal management board-team, while enhancing strategic relationships. Between July 1996 and March 2011, Mr. Estigarribia served as a sell-side Equity Research Analyst at Citigroup. Mr. Estigarribia’s responsibilities covered 70% of the teams’ total coverage for telecommunication services and media companies in Latin America. Mr. Estigarribia initiated and launched the numerous reports within the wireless and media sectors between 2000 and 2003. Through these roles, Mr. Estigarribia has developed and maintained relationships with top tier institutional investors. Mr. Estigarribia obtained his MBA degree in 1995 from NYU Stern School of Business and his BS in Economics from Binghamton University, State University of New York.

Nick He has been a member of our board of directors since November 17, 2021. Since January 2017, Mr. He has been the Founder and the Chief Executive Officer of GPS Renting, a privately held real estate investment firm with brokerage and property management services which brings cutting-edge mobile technology, strategic planning, and extensive real estate experience to serve clients. Between April 2012 and November 2016, Mr. He started as a strategy and product planer and became the senior program manager lead when he left Microsoft. Mr. He was responsible for product strategies, including, but not limited to Market opportunity & Business Plan, Growth strategy, Turnaround Strategy at Microsoft. Between May 2008 and September 2008, Mr. He served as summer associate consultant at McKinsey & Co. where Mr. He led the Financial Analysis and Planning project which analysis of technology spending and recommended a 5-year investment strategy. Mr. He obtained his MBA degree focusing on strategy and marketing in 2009 from Duke University Fuqua School of Business.

Rushi Trivedi, PhD has been a member of our board of directors since November 17, 2021. Since 2019, Dr. Trivedi has been founder of RepliGene Life Sciences, a company that specializes in the production of Cell and Gene Therapy adducts. Dr. Trivedi focuses on unmet clinical needs and assists in bringing the next generation Cell and Gene Therapies to the market. Between June 2015 and April 2019, Dr. Trivedi served as strategy consultant at McKinsey & Company where Dr. Trivedi gained extensive experience in M&A, business development, due diligence, portfolio management and asset integration while drawing heavily from his background in oncology and drug development to serve clients in these topics across pharma, medical technology tech, and private equity. Dr. Trivedi has published widely in leading peer-reviewed journals. Dr. Trivedi obtained his Doctor of Philosophy in Biochemistry and Molecular Biology from Stowers Institute of Medical Research and University of Kansas Medical Center in 2015, and his MS in Medicinal and Pharmaceutical Chemistry from University of Kansas in 2009, and his BS in Pharmaceutical Sciences from Purdue University in 2007.

Dr. Romain Guerel has been a member of our board of directors since November 17, 2021. Since March 2020, Dr. Guerel is the founder and CEO of MSolution Consulting. The consulting company provides project management consultancy for European and North American companies. Starting March 2019, Dr. Guerel has been elected as an executive board member of a French International School where he has in charge with other 7 board members of all administrative and strategic decisions on behalf of the parent’s committee. From September 2012 to February 2020, Dr. Guerel worked as a director for Century 3 Project Management Company where he was in charge on multiple management projects for Fortune 500 companies. From 2001 to 2012, Dr. Guerel was the co-founder and Managing Director of Capital Resources where he was in charge of raising funds for high-end real estate projects. Dr. Guerel obtained his Doctor of Philosophy in Management from HKUST Business School in 2011, and has Master of Laws degrees in Commercial French law and International law from the Law School of Nice Sophia Antipolis.

Number, terms of office and appointment of officers and directors

Our board of directors has five members, three of whom are deemed “independent” under SEC and Nasdaq rules. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Romain Guerel, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Nick He and Rushi Trivedi, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Echo Hindle-Yang and Marc Estigarribia, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our directors may consist of a chairman of the board, and that our officer may consist of chief executive officer, president, chief financial officer, executive vice president(s), vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of our IPO prospectus through the completion of our initial business combination with a target business, we will pay to Arisz Investment LLC, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, our sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Director independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Global Market we have at least three independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors had determined that each of Rushi Trivedi, Romain Guerel and Nick He is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

Audit Committee

Effective as of the date of our IPO prospectus, we established an audit committee of the board of directors, which consists of Rushi Trivedi, Romain Guerel and Nick He, each of whom is an independent director. Nick He serves as chairman of the audit committee.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent registered public accounting firm significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Nick He qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

Effective as of the date of our IPO prospectus, we established a compensation committee of the board of directors consisting of Rushi Trivedi, Romain Guerel and Nick He, each of whom is an independent director. Rushi Trivedi serves as chairman of the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers and reviewing and making recommendations with respect to all non-executive officer compensation;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Rushi Trivedi, Romain Guerel and Nick He will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders

Director Compensation

No director will receive cash compensation for serving on our board. Prior to the closing of the offering, the sponsor transferred an aggregate of 57,500 insider shares to the directors.

Compensation Committee Interlocks and Insider Participation

We may not have a compensation committee in place prior to the completion of our initial business combination. Any executive compensation matters that arise prior to the time we have a compensation committee in place will be determined by our independent directors. None of our directors who currently serve as members of our compensation committee is, or has at any time in the past been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any other entity that has one or more executive officers serving on our board of directors. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors of any other entity that has one or more executive officers serving on our compensation committee.

Code of ethics

Effective upon consummation of our IPO, we adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Thus, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private units. Furthermore, Arisz Investment LLC has agreed that the private units will not be sold or transferred by it until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) 15 months (or up to 18 months if our time to complete a business combination is extended as described herein) from the date of our IPO prospectus. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

Other than the $10,000 per month administrative fee paid to the Arisz Investments LLC, our Sponsor, over which Echo Hindle-Yang is the managing member, no executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 6, 2022 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of September 30, 2022, we had 8,901,389 shares of common stock, issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable, and the rights are not convertible within 60 days of December 6, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)(3)	Percentage of Outstanding Shares
Echo Hindle-Yang(4)	1,983,889	22 ..3%
Marc Estigarribia	10,000	* %
Rushi Trivedi	2,500	* %
Romain Guerel	2,500	* %
Nick He	2,500	* %

All officers and directors as a group	1,725,000	20 .0%
(5 individuals)
Arisz Investment LLC(5)	1,943,889	21.8%
MMCAP International Inc. SPC/ MM Asset Management Inc.(6)	330,000	3.7%
Saba Capital Management, L.P.(7)	475,000	5.3%
Shaolin Capital Management LLC(8)	525,000	5.9%
Mizuho Financial Group, Inc.(9)	507,400	5.7%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is C/O MSQ Ventures, 12 E 49th St, 17th floor, New York, NY 10017.

(2)	Interests shown consist solely of insider shares, classified as shares of common stock. Reflects the transfer of an aggregate of 57,500 insider shares to the directors by the Sponsor prior to the consummation of the offering.

(3)	Does not include beneficial ownership of any shares of common stock underlying outstanding private rights, private warrants, and the Unit Purchase Option as such shares are not issuable within 60 days of the date of this report

(4)	Consists of (i) 40,000 shares of Common Stock held by Echo Hindle-Yang, (ii) 276,389 shares of Common Stock underlying the private placement units held directly by Arisz Investment LLC, and (iii) 1,667,500 shares of Common Stock held by Arisz Investment LLC. Ms. Hindle-Yang is the manager of Arisz Investment LLC and has voting and dispositive control over the shares of Common Stock held by Arisz Investment LLC over which Echo Hindle-Yang has voting and dispositive power. Ms. Hindle-Yang disclaims beneficial ownership of such shares, except to the extent of her pecuniary interest therein.

(5)	Consists of (i) 276,389 shares of Common Stock underlying the private placement units held directly by Arisz Investment LLC and (ii) 1,667,500 shares of Common Stock held directly by Arisz Investment LLC. Echo Hindle-Yang is the manager of Arisz Investment LLC and therefore has voting and dispositive control over the shares of Common Stock and Common Stock held by Arisz Investment LLC. Our Chairman and Chief Executive Officer has voting and dispositive power over the shares owned by Arisz Investment LLC.

(6)	MMCAP International Inc. SPC/ MM Asset Management Inc. have beneficial ownership and voting and dispositive power. The addresses are c/o Mourant Governance Services (Cayman) Limited 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands and 161 Bay Street, TD Canada Trust Tower Ste 2240 Toronto, ON M5J 2S1 Canada.

(7)	Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (together, the “Reporting Persons”).Saba Capital is organized as a limited partnership under the laws of the State of Delaware. Saba GP is organized as a limited liability company under the laws of the State of Delaware. Mr. Weinstein is a citizen of the United States. The address of the business office of each of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(8)	Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by the Shaolin Capital Management LLC. The address of the business office of the Reporting Person is 7610 NE 4th Court, Suite 104 Miami FL 33138

(9)	Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The address is1271 Avenue of the Americas, NY, NY 10020, USA

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On August 5, 2021, our Sponsor purchased 1,437,500 founder shares for an aggregate purchase price of $25,000. On October 29, 2021, we effected a 1.2-for-1.0 stock split of our common stock, resulting in our sponsor holding an aggregate of 1,725,000 insider shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20% of the outstanding shares upon completion of our IPO (excluding the shares of common stock issued to the representative or its designees, the placement units and securities underlying the placement units and assuming the initial stockholders do not purchase units in the IPO). As of September 30, 2022, the Sponsor owned 1,943,889 shares of common stock. As the underwriters’ over-allotment option has been exercised in full, none of the shares of Common Stock held by the Sponsor are subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell any of their founder shares (or shares of common stock issuable upon conversion thereof) until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, if the reported last sale price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination.

Promissory Note – Related Party

On August 5, 2021, the Sponsor issued to us an unsecured promissory note, pursuant to which we may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note was non-interest bearing and payable on the earlier of the consummation of the Initial Public Offering or the date on which we determine not to proceed with the Initial Public Offering.. Concurrently with the IPO, the Company repaid the outstanding balance of $105,000 to the Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, there was no amount outstanding under any Working Capital Loan.

Administrative Services Arrangement

Our financial advisor has agreed, commencing from the date that our securities are first listed on NASDAQ through the earlier of our consummation of a Business Combination and its liquidation, to make available to us certain general and administrative services, including office space, utilities and administrative services, as we may require from time to time. We have agreed to pay the Sponsor $10,000 per month for these services.

General

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Other than the payment to our Sponsor of $10,000 per month, for up to 15 months (or up to 18 months if extended), for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination.

Related Party Policy

Our Code of Ethics, which we adopted on November 17, 2021, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

In addition, our audit committee, pursuant to a written charter that we adopted on November 17, 2021, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we adopted on November 17, 2021, is filed as an exhibit to the registration statement of which our IPO prospectus is a part. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	Payment to our financial advisor of $10,000 per month, for up to 15 months (or 18 months if the time to complete a business is extended), for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “— Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Friedman, LLP, or Friedman, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman in connection with regulatory filings. The aggregate fees of Friedman for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the period from July 21, 2021 (date of inception) to September 30, 2021 totaled approximately $0.00 and $85,000 for the year ended September 30, 2022. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from July 21, 2021 to September 30, 2021 and for the year ended September 30, 2022, we did not pay Friedman any audit-related fees.

Tax Fees. We did not pay Friedman for tax return services, planning and tax advice for the period July 21, 2021 to September 30, 2021 and for the year ended September 30, 2022.

All Other Fees. We did not pay Friedman for any other services for the period from July 21, 2021 to September 30, 2021 and for the year ended September 30, 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, Dated November 17, 2021, by and between the Registrant and Chardan Capital Markets, LLC as representative of the several underwriters (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on November 23, 2021).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on November 23, 2021).
3.2	Form of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 filed with the Form S-1/A filed by the Registrant on August 12, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on November 12, 2021).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on November 12, 2021).
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on November 12, 2021).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 filed with the Form S-1/A filed by the Registrant on November 12, 2021).
4.5	Warrant Agreement, dated November 17, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 filed with the Form 8-K filed by the Registrant on November 23, 2021).
4.6	Rights Agreement, dated November 17, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on November 23, 2021).
4.7	Unit Purchase Option, dated November 17, 2021, issued by the Registrant to Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.3 filed with the Form 8-K filed by the Registrant on November 23, 2021).
4.8*	Description of Securities
10.1	Letter Agreement, dated November 17, 2021, by and among the Registrant, its officers and directors, and certain other stockholders party thereto (incorporated by reference to Exhibit 10.1.1 filed with the Form 8-K filed by the Registrant on November 23, 2021).
10.1	Letter Agreement, dated November 17, 2021, by and among the Registrant and the Sponsor (incorporated by reference to Exhibit 10.1.2 filed with the Form 8-K filed by the Registrant on November 23, 2021).
10.2	Subscription Agreement, dated November 17, 2021, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on November 23 2021).
10.3	Subscription Agreement, dated November 17, 2021, by and between the Registrant and Chardan Capital Markets LLC(incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on November 23, 2021).
10.4	Investment Management Trust Agreement, dated November 17, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on November 23, 2021).
10.5	Stock Escrow Agreement, dated November 17, 2021, by and among the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on November 23, 2021).
10.6	Registration Rights Agreement, dated November 17, 2021, by and among the Registrant, the Sponsor, and certain other stockholders party thereto (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on November 23, 2021).
10.7	Administrative Support Agreement, dated November 17, 2021, by and between the Registrant and Arisz LP, LLC (incorporated by reference to Exhibit 10.8 filed with the Form 8-K filed by the Registrant on J November 23, 2021).
10.8	Form of Indemnity Agreement, dated November 17, 2021, by and between the Registrant and each of its officers and directors (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on November 23, 2021).

10.9	Agreement and Plan of Merger dated as of January 21, 2022, by and between the Registrant and Finfront Holding Company (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on January 26, 2022).
10.10	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 26, 2022).
10.11	Sponsor Support Agreement dated January 21, 2022, by and among the Registrant, Finfront Holding Company and certain stockholders (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on January 26, 2022).
10.12	Company Shareholder Support Agreement dated January 21, 2022 by and among Finfront Holding Company, the Registrant and certain stockholders (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on January 26, 2022).
10.13	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on January 26, 2022).
10.14	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on January 26, 2022).
10.15	Amended and Restated Subscription Agreements, by and between the Registrant and Arisz Investment LLC and by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on January 26, 2022).
10.16	Amendment to Agreement and Plan of Merger dated April 4, 2022 by and between the Registrant and Finfront Holding Company(incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on April 5, 2022).
10.17	Joinder Agreement, dated as of April 4, 2022, by and among the Registrant, Finfront Holding Company, Bitfufu Inc. and Boundary Holding Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 5, 2022).
10.18	Amendment No. 2 to Agreement and Plan of Merger dated October 10, 2022 by and between the Registrant and Finfront Holding Company (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on October 14, 2022).
10.19	Promissory Note dated October 10, 2022, from the Registrant to Finfront Holding Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 14, 2022).
10.20	Backstop Agreement, dated as of October 13, 2022 by and among the Registrant, Finfront Holding Company, Bitfufu Inc. and Arisz Investment LLC, Exhibit 10.2 (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on October 14, 2022).
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on November 12, 2021)
21.1^	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
^	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARISZ ACQUISITION CORP.

Dated: December 6, 2022	By:	/s/ Echo Hindle-Yang
	Name:	Echo Hindle-Yang
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Echo Hindle-Yang	Chief Executive Officer and Chairman	December 6, 2022
Echo Hindle-Yang	(Principal Executive Officer)

/s/ Marc Estigarribia	Chief Financial Officer	December 6, 2022
Marc Estigarribia	(Principal Accounting and Financial Officer)

/s/ Romain Guerel	Director	December 6, 2022
Romain Guerel

/s/ Rushi Trivedi	Director	December 6, 2022
Rushi Trivedi

/s/ Nick He	Director	December 6, 2022

Nick He

ARISZ ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Arisz Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Arisz Acquisition Corp. (the “Company”) as of September 30, 2022, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of September 30, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

New York, NY

December 6, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Arisz Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Arisz Acquisition Corp. (the “Company”) as of September 30, 2021 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 21, 2021 (inception) through September 30, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and the results of its operations and its cash flows for the period from July 21, 2021 (inception) through September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, its business plan is dependent on the completion of a financing and the Company’s cash and working capital as of September 30, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Friedman LLP

Friedman LLP

We have served as the Company’s auditor since 2021.

New York, NY

October 15, 2021

ARISZ ACQUISITION CORP.

BALANCE SHEETS

	September 30, 2022	September 30, 2021
Assets
Current assets:
Cash	$173,789	$75,000
Deferred offering costs	—	75,000
Prepaid expenses	16,836	—
Total current assets	190,625	150,000

Investments held in Trust Account	69,286,800	—
Total Assets	$69,477,425	$150,000

Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$103,063	$20,490
Franchise tax payable	46,800	—
Income tax payable	49,057	—
Promissory note – related party	—	105,000
Total current liabilities	198,920	125,490

Deferred underwriting fee payable	2,587,500	—
Total Liabilities	2,786,420	125,490

Commitments and Contingencies

Common stock subject to possible redemption, 6,900,000 shares at conversion value of $10.04 per share	69,286,800	—

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 15,000,000 shares authorized; 2,001,389 shares (excluding 6,900,000 shares subject to possible redemption) issued and outstanding at September 30, 2022 and 1,725,000(1) issued and outstanding at September 30, 2021	200	172
Additional paid-in capital	—	24,828
Accumulated deficit	(2,595,995)	(490)
Total Stockholders’ Equity (Deficit)	(2,595,795)	24,510
Total Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)	$69,477,425	$150,000

(1)	Shares were retroactively restated to reflect a 1.2-for-1.0 stock split occurred in October 2021.

The accompanying notes are an integral part of these financial statements.

ARISZ ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended September 30 2022	For the period from July 21, 2021 (inception) through September 30, 2021
General and administrative expenses	$544,157	$490
Franchise tax expenses	53,194	—
Loss from Operations	(597,351)	(490)

Other income:
Interest earned on investment held in Trust Account	286,800	—

Loss before income taxes	(310,551)	(490)

Income taxes provision	49,057	—

Net loss	$(359,608)	$(490)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,893,151	—
Basic and diluted net income per share, common stock subject to possible redemption	$0.55	—
Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,961,132	1,500,000
Basic and diluted net loss per share, non-redeemable common stock	$(1.85)	$(0.00)

The accompanying notes are an integral part of these financial statements.

ARISZ ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended September 30, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Equity/(deficit)
Balance, September 30, 2021	1,725,000	$172	$24,828	$(490)	$24,510

Sale of public units in initial public offering	6,900,000	690	68,999,310	—	69,000,000

Sale of private placement units	276,389	28	2,763,858	—	2,763,886

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(4,312,500)	—	(4,312,500)

Offering costs	—	—	(425,383)	—	(425,383)

Reclassification of common stock subject to redemption	(6,900,000)	(690)	(59,614,295)	—	(59,614,985)

Allocation of offering costs to common stock subject to redemption	—	—	4,760,749	—	4,760,749
Accretion of common stock to redemption value	—	—	(12,196,667)	(2,235,897)	(14,432,564)
Net loss for the year	—	—	—	(359,608)	(359,608)
Balance as of September 30, 2022	2,001,389	$200	$—	$(2,595,995)	$(2,595,795)

For the period from July 21, 2021 (inception) through September 30, 2021

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	equity/(deficit)
Balance – July 21, 2021 (Inception)	—	$—	$—	$—	$—
Common stock issued to initial stockholders(1)	1,725,000	172	24,828	—	25,000
Net loss	—	—	—	(490)	(490)
Balance as of September 30, 2021	1,725,000	$172	$24,828	$(490)	$24,510

(1)	Shares were retroactively restated to reflect a 1.2-for-1.0 stock split occurred in October 2021.

The accompanying notes are an integral part of these financial statements.

ARISZ ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended September 30, 2022	For the period from July 21, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net loss	$(359,608)	$(490)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(286,800)	—
Changes in operating assets and liabilities:
Prepaid expenses	(16,836)	—
Accounts payable and accrued expenses	82,573	(490)
Income tax payable	49,057	—
Franchise tax payable	46,800
Net cash used in operating activities	(484,814)	—

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(69,000,000)	—
Net cash used in investing activities	(69,000,000)	—

Cash Flows from Financing Activities:
Proceeds from promissory note- related party	—	105,000
Proceeds from issuance of shares of common stock to initial stockholders		25,000
Proceeds from sale of public units through public offering	69,000,000	—
Proceeds from sale of private placement units	2,763,886	—
Proceeds from sale of unit purchase option	100
Repayment of promissory note to related party	(105,000)	—
Payment of underwriters’ commissions	(1,725,000)	—
Payment of deferred offering costs	(350,383)	(55,000)
Net cash provided by financing activities	69,583,603	75,000

Net change in cash	98,789	75,000
Cash, beginning of the year	75,000	—
Cash, end of the year	$173,789	$75,000
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$59,614,985	$—
Deferred underwriting fee	$2,587,500	$—
Accretion of common stock to redemption value	$14,432,564	$—

The accompanying notes are an integral part of these financial statements.

ARISZ ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

Arisz Acquisition Corp. (“Arisz” or the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on July 21, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company has selected September 30 as its fiscal year end.

As of September 30, 2022, the Company had not commenced any operations. All activities through September 30, 2022 have been limited to organizational activities as well as activities related to the Initial Public Offering (“IPO” as defined below in Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The Company’s sponsor is Arisz Investments LLC (the “Sponsor”), a Delaware limited liability company affiliated with the Company’s Chairman and Chief Executive Officer.

On January 21, 2022, Arisz entered into a merger agreement with Finfront Holding Company, a Cayman Islands exempted company (the “BitFuFu”), pursuant to which (a) Arisz agreed to form BitFuFu Inc., a Cayman Islands exempted company, as its wholly owned subsidiary (“Purchaser” or “PubCo”), (b) Purchaser would form Boundary Holding Company, a Cayman Islands exempted company, as its wholly owned subsidiary (“Merger Sub”), (c) Arisz will be merged with and into Purchaser (the “Redomestication Merger”), with Purchaser surviving the Redomestication Merger, and (d) Merger Sub will be merged with and into BitFuFu (the “Acquisition Merger”), with the Company surviving the Acquisition Merger as a direct, wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. On April 4, 2022, each of Arisz and BitFuFu entered into that certain Amendment to the Merger Agreement pursuant to which, among other things, the parties clarified certain Cayman Island corporate law matters by mutual agreement.

On July 14, 2022, each of Arisz , BitFuFu, the Purchaser and Arisz’s Sponsor (along with any assignee of Arisz’s Sponsor, the “Buyer”) entered into a backstop agreement (the “Backstop Agreement”) whereby, in connection with the Business Combination, the Buyer has agreed to subscribe for and purchase no less than US$1.25 million worth of shares of Arisz common stock par value $0.0001 per share or Purchaser’s Class A ordinary shares.

On October 10, 2022, Arisz and BitFuFu entered into an amendment to the Merger Agreement to provide, among other things: 1) for a loan from BitFuFu to Arisz in the amount of $2,220,000 (the “Loan”) for the purpose of funding Arisz’s extension of the time to consummate a business combination and for working capital purposes, and 2) remove all existing restrictions on 400,000 Insider Shares that are currently subject to transfer restrictions, so that such shares are freely tradeable upon the Closing. The Loan will be funded in three equal installments of $740,000 on each of October 26, 2022, January 26, 2023 and April 26, 2023, and 3) extend the Outside Date to August 1, 2023.

On October 10, 2022, Arisz issued an unsecured promissory note to BitFuFu for the amount of the Loan at an interest rate of 3.5% per annum and is due on October 26, 2023. Arisz may elect to issue a number of unregistered shares of its common stock, valued for these purposes at $10.00 per share, the aggregate value of which shall be equal to the outstanding principal amount of the Loan.

On October 13, 2022, the parties to the Backstop Agreement entered into a new backstop agreement substantially on the same terms as the Backstop Agreement with the only substantive additional terms being that: 1) the subscription amount is $2.0 million worth of shares and 2) the termination date is the earlier of: (i) the date agreed by the parties thereto in writing and (ii) the date that the Merger Agreement is terminated, on its terms.

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

The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Insider Shares (as defined in Note 5) (the “Initial Stockholders”) and Chardan have agreed (a) to vote their Insider Shares, Private Shares (as defined in Note 4) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Insider Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

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

The Company will have until 15 months (or up to 18 months if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 15 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 18 months to complete a business combination) (the “Combination Period”).

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

Going Concern Consideration

As of September 30, 2022, cash of $173,789 and a working capital of $87,562 (excluding income tax and franchise tax payable). The Company has 15 months (or up to 18 months if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account.

On November 9, 2022, the Company deposited $690,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by three months until February 17, 2023. It is uncertain that the Company will be able consummate a Business Combination by this date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination within 15 months from the closing of the IPO, then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has not been a significant impact as of the date of these financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

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

Use of Estimates

In preparing these financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $173,789 and $75,000 in cash as of September 30, 2022 and September 30, 2021, respectively. The Company did not have any cash equivalents for both fiscal years.

Investments held in Trust Account

At September 30, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to- maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022, shares of common stock subject to possible redemption are presented at redemption value of $10.04 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the year ended September 30, 2022	For the period from July 21, 2021 (inception) to September 30, 2021
Net Loss	$(359,608)	$(490)
Accretion of common stock to redemption value	(14,432,564)	—
Net loss including accretion of common stock to redemption value	$(14,792,172)	$(490)

	For the year ended September 30, 2022
	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(11,098,722)	$(3,693,450)
Accretion of common stock to redemption value	14,145,764	—
Allocation of net income (loss)	$3,333,842	$(3,693,450)

Denominators:
Weighted-average shares outstanding	5,893,151	1,961,132
Basic and diluted net income/(loss) per share	$0.57	$(1.88)

	For the period from July 21, 2021 (inception) to September 30, 2021
	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$—	$(490)
Accretion of common stock to redemption value	—	—
Allocation of net income (loss)	$—	$(490)

Denominators:
Weighted-average shares outstanding	—	1,500,000
Basic and diluted net income/(loss) per share	$—	$(0.00)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States and the State of New York as its only “major” tax jurisdictions.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO on November 22, 2021, the Company sold 6,000,000 Units at $10.00 per Public Unit, generating gross proceeds of $60,000,000. The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments, if any. On November 24, 2021, the underwriters fully exercised the over-allotment option and purchased 900,000 units at a price of $10.00 per Unit, generating gross proceeds of $9,000,000. Each Public Unit consists of one share of common stock (“Public Share”), one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-twentieth (1/20) of one share of common stock upon the consummation of a Business Combination. Each whole Public Warrant entitles the holder to purchase three-fourths (3/4) of one share of common stock at a price of $11.50 per whole share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 15 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

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

As of September 30, 2022, the shares of common stock reflected on the balance sheets are reconciled in the following table.

As of September 30, 2022
Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(6,658,288)
Proceeds allocated to Public Rights	(2,726,727)
Offering costs of Public Shares	(4,760,749)
Plus:
Accretion of carrying value to redemption value	14,432,564
Class A Common stock subject to possible redemption	$69,286,800

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

Note 5 — Related Party Transactions

Insider Shares

On August 5, 2021, the Company issued 1,437,500 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000. On October 29, 2021, the Company effected a 1.2-for-1.0 stock split of common stock, resulting in the Sponsor holding an aggregate of 1,725,000 Insider Shares, for approximately $0.014 per share, of which, up to 225,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO. As the over-allotment option was fully exercised on November 24, 2021, no portion of the Insider Shares are subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an administrative services agreement with the Sponsor pursuant to which the Company pays a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the year ended September 30, 2022 and the period from July 21 (inception) to September 30, 2021, the Company incurred $100,000 and none, respectively, in fees for these services, of which $100,000 and none are included in accounts payable and accrued expenses in the accompanying balance sheets September 30, 2022 and September 30, 2021, respectively.

Note 6 — Commitments and Contingencies Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has not been a significant impact as of the date of these financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

Registration Rights

The holders of the insider shares, the private units, securities underlying the Unit Purchase Option and any units that may be issued upon conversion of working capital loans or extension loans (and any securities underlying the private units or units issued upon conversion of the working capital loans or extension loans) will be entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of IPO requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Unit Purchase Option

The Company sold to Chardan (and/or its designees), for $100, an option (the “Unit Purchase Option”) to purchase 115,000 units (as the over-allotment option was fully exercised on November 24, 2021) exercisable at $11.50 per Unit (or an aggregate exercise price of $1,322,500) commencing on the later of six months from the effective date of the registration statement related to the IPO and the consummation of a Business Combination. The Unit Purchase Option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the IPO. The Units issuable upon exercise of the Unit Purchase Option are identical to those offered in the IPO. The Company accounts for the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to stockholders’ equity. The option and the underlying securities that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of IPO except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners. The Unit Purchase Option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the Unit Purchase Option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the Unit Purchase Option.

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. On October 29, 2021, the Company effected a 1.2-for-1.0 stock split of common stock, resulting in the Sponsor holding an aggregate of 1,725,000 Insider Shares, for approximately $0.014 per share. At September 30, 2022, there were 2,001,389 shares of common stock issued and outstanding (excluding 6,900,000 shares subject to possible redemption).

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

Warrants — Each redeemable warrant entitles the holder thereof to purchase three-fourths (3/4) of one share of common stock at a price of $11.50 per full share and will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the IPO. However, no public warrants will be exercisable for cash unless the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trust Account - U.S. Treasury Securities Money Market Fund	$69,286,800	$69,286,800	—	—

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

September 30,
2022
Deferred tax asset
Net operating loss carryforward	$—
Startup/Organization Expenses	20,396
Total deferred tax asset	20,396
Valuation allowance	(20,396)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

For the Year ended September 30, 2022
Federal
Current	$49,057
Deferred	(20,294)
State
Current	$—
Deferred	—
Change in valuation allowance	20,294
Income tax provision	$49,057

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

For the Year ended September 30, 2022
Income at U.S. statutory rate	21.00%
State taxes, net of federal benefit	0.00%
Transaction costs	(30.26)%
Change in valuation allowance	(6.53)%
(15.80)%

As of September 30, 2022, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $20,294 for the year ended September 30, 2022.

The provisions for U.S. federal and state income taxes were $49,057 and $0 for the year ended September 30, 2022 and for the period from July 21, 2021 (inception) to September 30, 2021, respectively. The Company’s tax returns for the year ended September 30, 2022 and 2021 remain open and subject to examination.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through December 6, 2022 when the financial statements were issued. Other than described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On October 10, 2022, Arisz and BitFuFu entered into an amendment to the Merger Agreement to provide, among other things: 1) for a loan from BitFuFu to Arisz in the amount of $2,220,000 (the “Loan”) for the purpose of funding Arisz’s extension of the time to consummate a business combination and for working capital purposes, 2) remove all existing restrictions on 400,000 Insider Shares that are currently subject to transfer restrictions, so that such shares are freely tradeable upon the Closing. The Loan will be funded in three equal installments of $740,000 on each of October 26, 2022, January 26, 2023 and April 26, 2023, and 3) extend the Outside Date to August 1, 2023.

On October 10, 2022, Arisz issued an unsecured promissory note to BitFuFu for the amount of the Loan at an interest rate of 3.5% per annum and is due on October 26, 2023. Arisz may elect to issue a number of unregistered shares of its common stock, valued for these purposes at $10.00 per share, the aggregate value of which shall be equal to the outstanding principal amount of the Loan.

On October 13, 2022, the parties to the Backstop Agreement entered into a new backstop agreement substantially on the same terms as the Backstop Agreement with the only substantive additional terms being that: 1) the subscription amount is $2.0 million worth of shares and 2) the termination date is the earlier of: (i) the date agreed by the parties thereto in writing and (ii) the date that the Merger Agreement is terminated, on its terms.

On October 24, 2022, Arisz received $740,000, the first installment of the Loan, from BitFuFu.

On November 9, 2022, Arisz deposited $690,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by three months until February 17, 2023.