Form 10-Q
period 2022-12-31
Arisz Acquisition Corp.
filed 2023-02-13
CIK 1882078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 13, 2023, there were 8,901,389 shares of the Company’s common stock issued and outstanding

ARISZ ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2022

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

ii

PART I - FINANCIAL INFORMATION

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2022	September 30, 2022 (Audited)
Assets
Current assets:
Cash	$165,606	$173,789
Prepaid expenses	11,145	16,836
Total current assets	176,751	190,625

Investments held in Trust Account	70,463,045	69,286,800
Total Assets	$70,639,796	$69,477,425

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$221,982	$103,063
Interest payable	4,825	—
Franchise tax payable	58,800	46,800
Income tax payable	148,310	49,057
Promissory note – Bitfufu	740,000	—
Total current liabilities	1,173,917	198,920

Deferred underwriting fee payable	2,587,500	2,587,500
Total Liabilities	3,761,417	2,786,420

Commitments and Contingencies

Common stock subject to possible redemption, 6,900,000 shares at conversion value of $10.21 per share	70,463,045	69,286,800

Stockholders’ Deficit
Common stock, $0.0001 par value; 15,000,000 shares authorized; 2,001,389(1) shares (excluding 6,900,000 shares subject to possible redemption) issued and outstanding	200	200
Additional paid-in capital	—	—
Accumulated deficit	(3,584,866)	(2,595,995)
Total Stockholders’ Deficit	(3,584,666)	(2,595,795)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$70,639,796	$69,477,425

(1)	Shares were retroactively restated to reflect a 1.2-for-1.0 stock split occurred in October 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
General and administrative expenses	$187,618	$47,396
Franchise tax expenses	12,000	52,400
Loss from Operations	(199,618)	(99,796)

Other income:
Interest earned on investment held in Trust Account	486,246	4,406

Income (loss) before income taxes	286,628	(95,390)

Income taxes provision	99,253	—

Net income (loss)	$187,375	$(95,390)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,900,000	2,905,435
Basic and diluted net income per share, common stock subject to possible redemption	$0.06	1.87
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,001,389	1,841,676
Basic and diluted net loss per share, non-redeemable common stock	$(0.11)	$(3.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Month Ended December 31, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholder’
	Shares	Amount	capital	deficit	deficit
Balance as of September 30, 2022	2,001,389	$200	$—	$(2,595,995)	$(2,595,795)
Additional amount deposited into trust	—	—	—	(690,000)	(690,000)
Accretion of common stock to redemption value	—	—	—	(486,246)	(486,246)
Net income	—	—	—	187,375	187,375
Balance as of December 31, 2022	2,001,389	$200	$—	$(3,584,866)	$(3,584,666)

For the Three Month Ended December 31, 2021

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, September 30, 2021	1,725,000	$172	$24,828	$(490)	$24,510

Sale of public units in initial public offering	6,900,000	690	68,999,310	—	69,000,000

Sale of private placement units	276,389	28	2,763,858	—	2,763,886

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(4,312,500)	—	(4,312,500)

Offering costs	—	—	(425,383)	—	(425,383)

Reclassification of common stock subject to redemption	(6,900,000)	(690)	(59,614,295)	—	(59,614,985)

Allocation of offering costs to common stock subject to redemption	—	—	4,760,749	—	4,760,749
Accretion of common stock to redemption value	—	—	(12,196,667)	(1,949,097)	(14,145,764)
Net loss	—	—	—	(95,390)	(95,390)
Balance as of December 31, 2021	2,001,389	$200	$—	$(2,044,977)	$(2,044,777)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Cash flows from operating activities:
Net income (loss)	$187,375	$(95,390)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(486,246)	(4,406)
Changes in operating assets and liabilities:
Prepaid expenses	5,691	(92,598)
Accounts payable and accrued expenses	118,919	(5,402)
Interest payable	4,825	—
Income tax payable	99,253	—
Franchise tax payable	12,000	52,400
Net cash used in operating activities	(58,183)	(145,396)

Cash Flows from Investing Activities:
Cash deposited in trust account	(690,000)	—
Purchase of investment held in Trust Account	—	(69,000,000)
Net cash used in investing activities	(690,000)	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note to Bitfufu	740,000	—
Proceeds from sale of public units through public offering	—	69,000,000
Proceeds from sale of private placement units	—	2,763,886
Proceeds from sale of unit purchase option	—	100
Repayment of promissory note to related party	—	(105,000)
Payment of underwriters’ commissions	—	(1,725,000)
Payment of deferred offering costs	—	(350,383)
Net cash provided by financing activities	740,000	69,583,603

Net change in cash	(8,183)	438,207
Cash, beginning of the year	173,789	75,000
Cash, end of the year	$165,606	$513,207
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$—	$59,614,985
Deferred underwriting fee	$2,587,500	$2,587,500
Allocation of offering costs to common stock subject to redemption	—	$4,760,749
Accretion of common stock to redemption value (including additional amount deposited into trust account)	$1,176,246	$14,145,764

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activities through December 31, 2022 are related to the Company’s formation and the Initial Public Offering (“IPO” as defined below in Note 3) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On October 10, 2022, Arisz issued an unsecured promissory note to BitFuFu for the amount of the Loan at an interest rate of 3.5% per annum and is due on October 26, 2023. Arisz may elect to issue a number of unregistered shares of its common stock, valued for these purposes at $10.00 per share, the aggregate value of which shall be equal to the outstanding principal amount of the Loan to the BitFuFu or its designee on or prior to the October 26, 2023 in lieu of paying all outstanding principal under this Note.

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

On October 24, 2022, Arisz received $740,000, the first installment of the Loan, from BitFuFu.

On November 9, 2022, Arisz deposited $690,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by three months until February 22, 2023.

On January 20, 2023, Arisz received $740,000, the second installment of the Loan, from BitFuFu.

On February 7, 2023, the Company notified the trustee of its intent to extend the time available to the Company to consummate a business combination from February 22, 2023 to May 22, 2023 (the “Extension”). The Extension is the second of up to two three-month extensions permitted under Arisz’s governing documents.

On February 9, 2023, Arisz deposited $690,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by three months until May 22, 2023.

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

Trust Account

Upon closing of the IPO, the Private Units, the sale of the Over-allotment Units and the sale of the Additional Private Units, a total of $69,000,000 ($10.00 per Unit) was placed in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer & Trust acting as trustee and can be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination and the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. In addition, interest income earned on the funds in the Trust account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

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

Liquidation

If the Company is unable to complete a Business Combination within the Combination Period, unless the Company seeks and obtains stockholder approval to amend its Amended and Restated Certificate of Incorporation to extend the date by which an initial business combination may be consummated, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern Consideration

As of December 31, 2022, cash of $165,606 and a working capital deficit of $790,056 (excluding income tax and franchise tax payable). The Company has 15 months (or up to 18 months if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

On November 9, 2022, the Company deposited $690,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by three months until February 22, 2023. On February 7, 2023, the Company notified the trustee of its intent to extend the time available to the Company to consummate a business combination from February 22, 2023 to May 22, 2023 (the “Extension”). The Extension is the second of up to two three-month extensions permitted under Arisz’s governing documents. On February 9, 2023, Arisz deposited $690,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by three months until May 22, 2023. It is uncertain that the Company will be able consummate a Business Combination by the extended date (May 22, 2023). If a Business Combination is not consummated by the required date, unless the Company seeks stockholder approval to amend its Amended and Restated Certificate of Incorporation to extend the date by which an initial business combination may be consummated, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination within 18 months from the closing of the IPO, then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $165,606 in cash and did not have any cash equivalents as of December 31, 2022.

Investments held in Trust Account

At December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022, shares of common stock subject to possible redemption are presented at redemption value of $10.21 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the three months ended December 31, 2022	For the three months ended December 31, 2021
Net income (loss)	$187,375	$(95,390)
Accretion of common stock to redemption value	(1,176,246)	(14,145,764)
Net loss including accretion of common stock to redemption value	$(988,871)	$(14,241,154)

	For the three months ended December 31, 2022
	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(766,533)	$(222,338)
Accretion of common stock to redemption value	1,176,246	—
Allocation of net income (loss)	$409,713	$(222,338)

Denominators:
Weighted-average shares outstanding	6,900,000	2,001,389
Basic and diluted net income/(loss) per share	$0.06	$(0.11)

	For the three months ended December 31, 2021
	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(8,716,196)	$(5,524,958)
Accretion of common stock to redemption value	14,145,764	—
Allocation of net income (loss)	$5,429,568	$(5,524,958)

Denominators:
Weighted-average shares outstanding	2,905,435	1,841,676
Basic and diluted net income/(loss) per share	$1.87	$(3.00)

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

The Company’s effective tax rate was 34.63% and 0.00% for the three months ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended December 31, 2022 and 2021, due to non-deductible M&A costs.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through December 31, 2022.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of December 31, 2022, the shares of common stock reflected on the balance sheets are reconciled in the following table.

As of December 31, 2022
Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(6,658,289)
Proceeds allocated to Public Rights	(2,726,727)
Offering costs of Public Shares	(4,760,749)
Plus:
Additional amount deposited into trust	690,000
Accretion of carrying value to redemption value	14,918,810
Class A Common stock subject to possible redemption	$70,463,045

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and Chardan (and/or their designees) purchased an aggregate of 253,889 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,538,886 in a private placement. Upon the closing of the Over-allotment on November 24, 2021, the Company consummated the sale of additional 22,500 Private Units with the Sponsor and Chardan at a price of $10.00 per Private Unit, generating total proceeds of $225,000. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions. The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, unless the Company seeks and obtains stockholder approval to amend its Amended and Restated Certificate of Incorporation to extend the date by which an initial business combination may be consummated, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

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

Administrative Services Agreement

The Company entered into an administrative services agreement with the Sponsor pursuant to which the Company pays a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the three months ended December 31, 2022 and December 31, 2021, the Company incurred $30,000 and $10,000, respectively, in fees for these services, of which $30,000 and $10,000 are included in accounts payable and accrued expenses in the balance sheets December 31, 2022 and December 31, 2021, respectively.

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

Underwriting Agreement

The Company has granted Chardan, the representative of the underwriters, a 45-day option from the date of the IPO to purchase up to 900,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. On October 29, 2021, the Company effected a 1.2-for-1.0 stock split of common stock, resulting in the Sponsor holding an aggregate of 1,725,000 Insider Shares, for approximately $0.014 per share. At December 31, 2022, there were 2,001,389 shares of common stock issued and outstanding (excluding 6,900,000 shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trust Account - U.S. Treasury Securities Money Market Fund	$70,463,045	$70,463,045	—	—

Note 9 - Promissory Note to BitFuFu

Pursuant to the Merger Agreement, on October 10, 2022, the Company issued an unsecured promissory note to BitFuFu up to an aggregate amount of $2,220,000 (see Note 1) at an interest rate of 3.5% per annum and is due on October 26, 2023. Arisz may elect to issue a number of unregistered shares of its common stock, valued for these purposes at $10.00 per share, the aggregate value of which shall be equal to the outstanding principal amount of the Loan to the BitFuFu or its designee on or prior to the October 26, 2023 in lieu of paying all outstanding principal under this Note. As of December 31, 2022, $740,000 of the Note was outstanding with an accrued interest of approximately $4,825.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through February 13, 2022 when the financial statements were issued. Based on the review as further disclosed in the footnotes and except as disclosed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On January 20, 2023, Arisz received $740,000, the second installment of the Loan, from BitFuFu.

On February 7, 2023, the Company notified the trustee of its intent to extend the time available to the Company to consummate a business combination from February 22, 2023 to May 22, 2023 (the “Extension”). The Extension is the second of up to two three-month extensions permitted under Arisz’s governing documents. On February 9, 2023, Arisz deposited $690,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by three months until May 22, 2023.

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

On October 10, 2022, Arisz issued an unsecured promissory note to BitFuFu for the amount of the Loan at an interest rate of 3.5% per annum and is due on October 26, 2023. Arisz may elect to issue a number of unregistered shares of its common stock, valued for these purposes at $10.00 per share, the aggregate value of which shall be equal to the outstanding principal amount of the Loan to the BitFuFu or its designee on or prior to the October 26, 2023 in lieu of paying all outstanding principal under this Note.

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

On October 24, 2022, Arisz received $740,000, the first installment of the Loan, from BitFuFu.

On November 9, 2022, Arisz deposited $690,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by three months until February 22, 2023.

On January 20, 2023, Arisz received $740,000, the second installment of the Loan, from BitFuFu.

On February 7, 2023, the Company notified the trustee of its intent to extend the time available to the Company to consummate a business combination from February 22, 2023 to May 22, 2023 (the “Extension”). The Extension is the second of up to two three-month extensions permitted under Arisz’s governing documents. On February 9, 2023, Arisz deposited $690,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by three months until May 22, 2023.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete the Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for our initial public offering (“IPO”), and, after our IPO, searching for a target business to acquire. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended December 31, 2022, we had a net income of $187,375, which consists of loss of approximately $199,618 derived from general and administrative expenses of approximately $187,618 and franchise tax expense of $12,000, offset by interest earned on marketable securities of approximately $486,246. Income tax expense for the three months ended December 31, 2022 was $99,253.

For the three months ended December 31, 2021, we had a net loss of $95,390, which consists of loss of approximately $99,796 derived from general and administrative expenses of approximately $47,396 and franchise tax expense of $52,400, offset by interest earned on marketable securities of approximately $4,406.

Liquidity and Going Concern

As of December 31, 2022, we had marketable securities held in the Trust Account of $70,463,045 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2022, we had cash of $165,606 outside of the Trust Account and working capital deficit of $790,056 (excluding income tax and franchise tax payable). The Company has 15 months from the closing of the IPO to consummate a Business Combination (unless further extended as described herein). It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

We expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, unless the Company seeks and obtains stockholder approval to amend its Amended and Restated Certificate of Incorporation to extend the date by which an initial business combination may be consummated, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination (within 15 months from the closing of IPO) will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Amendment No. 2 to Agreement and Plan of Merger dated October 10, 2022 by and between the Registrant and Finfront Holding Company (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on October 14, 2022).
10.2	Promissory Note dated October 10, 2022, from the Registrant to Finfront Holding Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 14, 2022).
10.3	Backstop Agreement, dated as of October 13, 2022 by and among the Registrant, Finfront Holding Company, Bitfufu Inc. and Arisz Investment LLC, Exhibit 10.2 (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on October 14, 2022).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARISZ ACQUISITION CORP.

Dated: February 13, 2023	/s/ Fang Hindle-Yang
	Name:	Fang Hindle-Yang
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: February 13, 2023	/s/ Marc Estigarribia
	Name:	Marc Estigarribia
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)