Form 10-Q
period 2023-03-31
Arisz Acquisition Corp.
filed 2023-05-18
CIK 1882078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, there were 8,901,389 shares of the Company’s common stock issued and outstanding.

ARISZ ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

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

ii

PART I - FINANCIAL INFORMATION

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2023	September 30, 2022 (Audited)
Assets
Current assets:
Cash	$7,409	$173,789
Prepaid expenses	64,061	16,836
Total current assets	71,470	190,625

Investments held in Trust Account	71,752,184	69,286,800
Total Assets	$71,823,654	$69,477,425

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$186,748	$103,063
Interest payable	16,179	—
Franchise tax payable	24,100	46,800
Income tax payable	244,419	49,057
Promissory note – Bitfufu	1,480,000	—
Total current liabilities	1,951,446	198,920

Deferred underwriting fee payable	2,587,500	2,587,500
Total Liabilities	4,538,946	2,786,420

Commitments and Contingencies

Common stock subject to possible redemption, 6,900,000 shares at redemption value of $10.40 and $10.04 per share as of March 31, 2023 and September 30, 2022, respectively	71,752,184	69,286,800

Stockholders’ Deficit
Common stock, $0.0001 par value; 15,000,000 shares authorized; 2,001,389 shares (excluding 6,900,000 shares subject to possible redemption) issued and outstanding	200	200
Additional paid-in capital	—	—
Accumulated deficit	(4,467,676)	(2,595,995)
Total Stockholders’ Deficit	(4,467,476)	(2,595,795)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$71,823,654	$69,477,425

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
General and administrative expenses	$141,380	$248,419	$328,998	$295,815
Franchise tax expenses	12,100	23,400	24,100	75,800
Loss from operations	(153,480)	(271,819)	(353,098)	(371,615)

Other income
Interest earned on investment held in Trust Account	704,974	2,835	1,191,220	7,241
Net income (loss) before income taxes	551,494	(268,984)	838,122	(364,374)

Income taxes provision	(145,166)	—	(244,419)	—
Net income (loss)	$406,328	$(268,984)	$593,703	$(364,374)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,900,000	6,900,000	6,900,000	4,880,769

Basic and diluted net income per share, common stock subject to possible redemption	$0.09	$(0.03)	$0.15	$0.76

Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,001,389	2,001,389	2,001,389	1,920,655

Basic and diluted net loss per share, non-redeemable common stock	$(0.10)	$(0.03)	$(0.21)	$(2.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and Six Months Ended March 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2022	2,001,389	$200	$—	$(2,595,995)	$(2,595,795)
Additional amount deposited into trust	—	—	—	(690,000)	(690,000)
Accretion of common stock to redemption value	—	—	—	(486,246)	(486,246)
Net income	—	—	—	187,375	187,375
Balance as of December 31, 2022	2,001,389	$200	$—	$(3,584,866)	$(3,584,666)
Additional amount deposited into trust	—	—	—	(690,000)	(690,000)
Accretion of common stock to redemption value	—	—	—	(704,974)	(704,974)
Reimbursement from Trust for franchise and income taxes				105,836	105,836
Net income	—	—	—	406,328	406,328
Balance as of March 31, 2023	2,001,389	$200	$—	$(4,467,676)	$(4,467,476)

Three and Six Months Ended March 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2021	1,725,000	$172	$24,828	$(490)	$24,510

Sale of public units in initial public offering	6,900,000	690	68,999,310	—	69,000,000

Sale of private placement units	276,389	28	2,763,858	—	2,763,886

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(4,312,500)	—	(4,312,500)

Offering costs	—	—	(425,383)	—	(425,383)

Reclassification of common stock subject to redemption	(6,900,000)	(690)	(59,614,295)	—	(59,614,985)

Allocation of offering costs to common stock subject to redemption	—	—	4,760,749	—	4,760,749
Accretion of common stock to redemption value	—	—	(12,196,667)	(1,949,097)	(14,145,764)
Net loss	—	—	—	(95,390)	(95,390)
Balance as of December 31, 2021	2,001,389	$200	$—	$(2,044,977)	$(2,044,777)
Net loss	—	—	—	(268,984)	(268,984)
Balance as of March 31, 2022	2,001,389	$200	$—	$(2,313,961)	$(2,313,761)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$593,703	$(364,374)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,191,220)	(7,241)
Changes in operating assets and liabilities:
Prepaid expenses	(47,225)	(67,344)
Accounts payable and accrued expenses	83,685	21,010
Interest payable	16,179	—
Income tax payable	195,362	—
Franchise tax payable	(22,700)	23,400
Net cash used in operating activities	(372,216)	(394,549)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,380,000)	—
Cash withdrawn from Trust Account to pay taxes	105,836	—
Purchase of investment held in Trust Account	—	(69,000,000)
Net cash used in investing activities	(1,274,164)	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note to Bitfufu	1,480,000	—
Proceeds from sale of public units through public offering	—	69,000,000
Proceeds from sale of private placement units	—	2,763,886
Proceeds from sale of unit purchase option	—	100
Repayment of promissory note to related party	—	(105,000)
Payment of underwriters’ commissions	—	(1,725,000)
Payment of deferred offering costs	—	(350,383)
Net cash provided by financing activities	1,480,000	69,583,603

Net change in cash	(166,380)	189,054
Cash, beginning of the period	173,789	75,000
Cash, end of the period	$7,409	$264,054
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$—	$59,614,985
Allocation of offering costs to common stock subject to redemption	—	$4,760,749
Accretion of common stock to redemption value	$2,465,384	$14,145,764

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

As of March 31, 2023, the Company had not commenced any operations. All activities through March 31, 2023 are related to the Company’s formation and the Initial Public Offering (“IPO” as defined below in Note 3) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On April 19, 2023, Arisz filed with the SEC, and mailed to its stockholders of record as of April 6, 2023, a notice of meeting, proxy statement and proxy card, with respect to a special meeting of Arisz stockholders to be held on May 11, 2023, and which included proposals to amend Arisz’s charter in order to extend the time it has to complete its initial business combination up to nine (9) times with each extension allowing for an additional one (1) month period from May 22, 2023 to February 22, 2024, provided that Arisz contributes to the Trust Account $120,000 for each one-month extension, paid on a month-to-month and as-needed basis.

On April 24, 2023, Arisz and BitFuFu entered into Amendment No. 3 to the Merger Agreement to provide, among other things: 1) to reduce the amount of the Loan from $2,220,000 to $1,930,000 for the purpose of funding Arisz’s extension of the time to consummate a business combination and for working capital purposes and 2) that the third installment of the loan will be in the amount of $450,000.

On April 25, 2023, Arisz received $450,000, the third installment of the Loan, from BitFuFu.

On May 11, 2023, Arisz held a special meeting of stockholders to consider, among other things, proposals to amend Arisz’s charter in order to extend the time it has to complete its initial business combination up to nine (9) times with each extension allowing for an additional one (1) month period from May 22, 2023 to February 22, 2024, provided that Arisz contributes to the Trust Account $120,000 for each one-month extension, paid on a month-to-month and as-needed basis. At the special meeting, the requisite number of stockholders voted in favor of these proposals. Accordingly, in connection with the first one (1) month period extension, the Sponsor will deposit $120,000 into Arisz’s trust account prior to May 22, 2023, on behalf of Arisz.

In connection with the special meeting, 3,745,635 shares of common stock were tendered for redemption. As a result, approximately $39.18 million (approximately $10.46 per share) will be removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company will have 5,155,754 shares of Common Stock outstanding, and approximately $33.02 million will remain in the Company’s Trust Account.

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

The Company will have until 18 months (or by February 22, 2024 if the time to complete a business combination is extended as described herein) from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 18 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination up to nine (9) times with each extension allowing for an additional one (1) month period from May 22, 2023 to February 22, 2024 (the “Combination Period”).

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

Liquidity and Going Concern

As of March 31, 2023, the Company had cash of $7,409 and a working capital deficit of $1,611,457 (excluding income tax and franchise tax payable). On November 9, 2022, the Company deposited $690,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by three months until February 22, 2023. On February 7, 2023, the Company notified the trustee of its intent to extend the time available to the Company to consummate a business combination from February 22, 2023 to May 22, 2023 (the “Extension”). The Extension is the second of up to two three-month extensions permitted under Arisz’s governing documents. On February 9, 2023, Arisz deposited $690,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by three months until May 22, 2023. It is uncertain that the Company will be able consummate a Business Combination by the extended date (or February 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by February 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 22, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

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

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $7,409 and $173,789 in cash and none in cash equivalents as of March 31, 2023 and September 30. 2022, respectively.

Investments held in Trust Account

At March 31, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023, shares of common stock subject to possible redemption are presented at redemption value of $10.40 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income (loss)	$406,328	$(268,984)	$593,703	$(364,374)
Accretion of common stock to redemption value(1)	(1,289,138)	—	(2,465,384)	(14,145,764)
Net loss including accretion of common stock to redemption value	$(882,810)	$(268,984)	$(1,871,681)	$(14,510,138)

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Redeemable share	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income (loss) including accretion of common stock	$(684,319)	$(198,491)	$(208,506)	$(60,478)
Accretion of common stock to redemption value(1)	1,289,138	—	—	—
Allocation of net income (loss)	$604,819	$(198,491)	$(208,506)	$(60,478)

Denominator:
Basic and diluted weighted average shares outstanding	6,900,000	2,001,389	6,900,000	2,001,389
Basic and diluted net income (loss) per share	$0.09	$(0.10)	$(0.03)	$(0.03)

	Six Months Ended March 31, 2023		Six Months Ended March 31, 2022
	Redeemable share	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income (loss) including accretion of common stock	$(1,450,852)	$(420,829)	$(10,412,619)	$(4,097,519)
Accretion of common stock to redemption value(1)	2,465,384	—	14,145,764	—
Allocation of net income (loss)	$1,014,532	$(420,829)	$3,733,145	$(4,097,519)

Denominator:
Basic and diluted weighted average shares outstanding	6,900,000	2,001,389	4,880,769	1,920,655
Basic and diluted net income (loss) per share	$0.15	$(0.21)	$0.76	$(2.13)

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

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

The Company’s effective tax rate was 29.17% and 0.00% for the six months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to valuation allowance on the deferred tax assets and non-deductible transaction costs.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3 — Initial Public Offering

Pursuant to the IPO on November 22, 2021, the Company sold 6,000,000 Units at $10.00 per Public Unit, generating gross proceeds of $60,000,000. The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments, if any. On November 24, 2021, the underwriters fully exercised the over-allotment option and purchased 900,000 units at a price of $10.00 per Unit, generating gross proceeds of $9,000,000. Each Public Unit consists of one share of common stock (“Public Share”), one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-twentieth (1/20) of one share of common stock upon the consummation of a Business Combination. Each whole Public Warrant entitles the holder to purchase three-fourths (3/4) of one share of common stock at a price of $11.50 per whole share, subject to adjustment. The warrants will become exercisable 30 days after the completion of the Company’s initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2023, the shares of common stock reflected on the balance sheets are reconciled in the following table.

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(6,658,289)
Proceeds allocated to Public Rights	(2,726,727)
Offering costs of Public Shares	(4,760,749)
Plus:
Accretion of carrying value to redemption value	14,432,565
Class A Common stock subject to possible redemption – September 30, 2022	$69,286,800
Plus:
Accretion of carrying value to redemption value – six months period ended March 31, 2023	2,465,384
Class A Common stock subject to possible redemption – March 31, 2023	$71,752,184

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

Administrative Services Agreement

The Company entered into an administrative services agreement with the Sponsor pursuant to which the Company pays a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the three and six months ended March 31, 2023, the Company incurred $30,000 and $60,000, respectively, in fees for these services, of which $160,000 and $100,000 are included in accounts payable and accrued expenses in the balance sheets March 31, 2023 and September 30, 2022, respectively.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. On October 29, 2021, the Company effected a 1.2-for-1.0 stock split of common stock, resulting in the Sponsor holding an aggregate of 1,725,000 Insider Shares, for approximately $0.014 per share. At March 31, 2023, there were 2,001,389 shares of common stock issued and outstanding (excluding 6,900,000 shares subject to possible redemption).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and September 22, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trust Account - U.S. Treasury Securities Money Market Fund	$71,752,184	$71,752,184	—	—

	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trust Account - U.S. Treasury Securities Money Market Fund	$69,286,800	$69,286,800	—	—

Note 9 — Promissory Note to BitFuFu

Pursuant to the Merger Agreement, on October 10, 2022, the Company issued an unsecured promissory note to BitFuFu up to an aggregate amount of $2,220,000 (see Note 1) at an interest rate of 3.5% per annum and is due on October 26, 2023. Arisz may elect to issue a number of unregistered shares of its common stock, valued for these purposes at $10.00 per share, the aggregate value of which shall be equal to the outstanding principal amount of the Loan to the BitFuFu or its designee on or prior to the October 26, 2023 in lieu of paying all outstanding principal under this Note. As of March 31, 2023, $1,480,000 of the Note was outstanding with an accrued interest of approximately $16,179.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that unaudited condensed financial statements were issued. Based on the review, the Company identified the following subsequent events that require disclosure in the financial statements.

On April 19, 2023, Arisz filed with the SEC, and mailed to its stockholders of record as of April 6, 2023, a notice of meeting, proxy statement and proxy card, with respect to a special meeting of Arisz stockholders to be held on May 11, 2023, and which included proposals to amend Arisz’s charter in order to extend the time it has to complete its initial business combination up to nine (9) times with each extension allowing for an additional one (1) month period from May 22, 2023 to February 22, 2024 provided that Arisz contributes to the Trust Account $120,000 for each one-month extension, paid on a month-to-month and as-needed basis.

On April 24, 2023, Arisz and BitFuFu entered into Amendment No. 3 to the Merger Agreement to provide, among other things: 1) to reduce the amount of the Loan from $2,220,000 to $1,930,000 for the purpose of funding Arisz’s extension of the time to consummate a business combination and for working capital purposes and 2) that the third installment of the loan will be in the amount of $450,000.

On April 25, 2023, Arisz received $450,000, the third installment of the Loan, from BitFuFu.

On May 11, 2023, Arisz held a special meeting of stockholders to consider, among other things, proposals to amend Arisz’s charter in order to extend the time it has to complete its initial business combination up to nine (9) times with each extension allowing for an additional one (1) month period from May 22, 2023 to February 22, 2024, provided that Arisz contributes to the Trust Account $120,000 for each one-month extension, paid on a month-to-month and as-needed basis. At the special meeting, the requisite number of stockholders voted in favor of these proposals.

Accordingly, in connection with the first one (1) month period extension, the Sponsor will deposit $120,000 into Arisz’s Trust Account prior to May 22, 2023, on behalf of Arisz. In connection with the special meeting, 3,745,635 shares of common stock were tendered for redemption. As a result, approximately $39.18 million (approximately $10.46 per share) will be removed from the Company’s Trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company will have 5,155,754 shares of Common Stock outstanding, and approximately $33.02 million will remain in the Company’s Trust Account.

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

On April 19, 2023, Arisz filed with the SEC, and mailed to its stockholders of record as of April 6, 2023, a notice of meeting, proxy statement and proxy card, with respect to a special meeting of Arisz stockholders to be held on May 11, 2023, and which included proposals to amend Arisz’s charter in order to extend the time it has to complete its initial business combination up to nine (9) times with each extension allowing for an additional one (1) month period from May 22, 2023 to February 22, 2024.provided that Arisz contributes to the Trust Account $120,000 for each one-month extension, paid on a month-to-month and as-needed basis.

On April 24, 2023, Arisz and BitFuFu entered into Amendment No. 3 to the Merger Agreement to provide, among other things: 1) to reduce the amount of the Loan from $2,220,000 to $1,930,000 for the purpose of funding Arisz’s extension of the time to consummate a business combination and for working capital purposes and 2) that the third installment of the loan will be in the amount of $450,000.

On April 25, 2023, Arisz received $450,000, the third installment of the Loan, from BitFuFu.

On May 11, 2023, Arisz held a special meeting of stockholders to consider, among other things, proposals to amend Arisz’s charter in order to extend the time it has to complete its initial business combination up to nine (9) times with each extension allowing for an additional one (1) month period from May 22, 2023 to February 22, 2024, provided that Arisz contributes to the Trust Account $120,000 for each one-month extension, paid on a month-to-month and as-needed basis. At the special meeting, the requisite number of stockholders voted in favor of these proposals.

Accordingly, in connection with the first one (1) month period extension, the Sponsor will deposit $120,000 into Arisz’s Trust Account prior to May 22, 2023, on behalf of Arisz. In connection with the special meeting, 3,745,635 shares of common stock were tendered for redemption. As a result, approximately $39.18 million (approximately $10.46 per share) will be removed from the Company’s Trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company will have 5,155,754 shares of Common Stock outstanding, and approximately $33.02 million will remain in the Company’s Trust Account.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete the Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for our initial public offering (“IPO”), and, after our IPO, searching for a target business to acquire. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had net income of $406,328, which consists of loss of approximately $153,480 derived from general and administrative expenses of approximately $141,380 and franchise tax expense of $12,100, offset by interest earned on marketable securities of approximately $704,974. Income tax expense for the three months ended March 31, 2023 was $145,166.

For the six months ended March 31, 2023, we had net income of $593,703, which consists of loss of approximately $353,098 derived from general and administrative expenses of approximately $328,998 and franchise tax expense of $24,100, offset by interest earned on marketable securities of approximately $1,191,220. Income tax expense for the six months ended March 31, 2023 was $244,419.

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

Cash used in operating activities was $372,216 and $394,549 for the six months ended March 31, 2023 and 2022, respectively.

Liquidity and Going Concern

As of March 31, 2023, we had marketable securities held in the Trust Account of $71,752,184 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we withdrew $105,836 of interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2023, we had cash of $7,409 outside of the Trust Account and working capital deficit of $1,611,457 (excluding income tax and franchise tax payable). On November 9, 2022, the Company deposited $690,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by three months until February 22, 2023. On February 7, 2023, the Company notified the trustee of its intent to extend the time available to the Company to consummate a business combination from February 22, 2023 to May 22, 2023 (the “Extension”). The Extension is the second of up to two three-month extensions permitted under Arisz’s governing documents. On February 9, 2023, Arisz deposited $690,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by three months until May 22, 2023. On May 11, 2023, Arisz held a special meeting of stockholders to consider, among other things, proposals to amend Arisz's charter in order to extend the time it has to complete its initial business combination up to nine (9) times with each extension allowing for an additional one (1) month period from May 22, 2023 to February 22, 2024, provided that Arisz contributes to the Trust Account $120,000 for each one-month extension, paid on a month-to-month and as-needed basis. At the special meeting, the requisite number of stockholders voted in favor of these proposals. Accordingly, in connection with the first one (1) month period extension, the Sponsor will deposit $120,000 into Arisz's Trust Account prior to May 22, 2023, on behalf of Arisz. It is uncertain that the Company will be able consummate a Business Combination by the extended date (or February 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by February 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

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

We expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity concern raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period (by February 22, 2024). As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARISZ ACQUISITION CORP.

Dated: May 17, 2023		/s/ Fang Hindle-Yang
	Name:	Fang Hindle-Yang
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 17, 2023		/s/ Marc Estigarribia
	Name:	Marc Estigarribia
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)