Form 10-Q
period 2023-06-30
Arisz Acquisition Corp.
filed 2023-08-16
CIK 1882078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 16, 2023, there were 5,155,754 shares of the Company’s common stock issued and outstanding

ARISZ ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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

ii

PART I - FINANCIAL INFORMATION

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2023	September 30, 2022 (Audited)
Assets
Current assets:
Cash	$158,698	$173,789
Prepaid expenses	46,720	16,836
Total current assets	205,418	190,625

Investments held in Trust Account	33,185,036	69,286,800
Total Assets	$33,390,454	$69,477,425

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$283,584	$103,063
Interest payable	31,756	—
Franchise tax payable	13,900	46,800
Income tax payable	45,554	49,057
Exercise tax payable	391,931	—
Promissory note – Bitfufu	1,930,000	—
Total current liabilities	2,696,725	198,920

Deferred underwriting fee payable	2,587,500	2,587,500
Total Liabilities	5,284,225	2,786,420

Commitments and Contingencies

Common stock subject to possible redemption, 3,154,365 shares at redemption value of $10.52 and 6,900,000 shares at redemption value of $10.04 per share as of June 30, 2023 and September 30, 2022, respectively	33,185,036	69,286,800

Stockholders’ Deficit
Common stock, $0.0001 par value; 15,000,000 shares authorized; 2,001,389 shares (excluding 3,154,365 shares subject to possible redemption) issued and outstanding	200	200
Additional paid-in capital	—	—
Accumulated deficit	(5,079,007)	(2,595,995)
Total Stockholders’ Deficit	(5,078,807)	(2,595,795)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$33,390,454	$69,477,425

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$188,542	$98,763	$517,538	$394,578
Franchise tax expenses	9,800	11,700	33,900	87,500
Loss from operations	(198,342)	(110,463)	(551,438)	(482,078)

Other income
Interest earned on investment held in Trust Account	763,986	44,188	1,955,206	51,429
Net income (loss) before income taxes	565,644	(66,275)	1,403,768	(430,649)

Income taxes provision	(159,055)	—	(403,474)	—
Net income (loss)	$406,589	$(66,275)	$1,000,294	$(430,649)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,800,798	6,900,000	6,200,266	5,553,846

Basic and diluted net income per share, common stock subject to possible redemption	$0.10	$0.45	$0.24	$0.60

Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,001,389	2,001,389	2,001,389	1,947,566

Basic and diluted net loss per share, non-redeemable common stock	$(0.03)	$(1.60)	$(0.25)	$(1.94)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and Nine Months Ended June 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2022	2,001,389	$200	$—	$(2,595,995)	$(2,595,795)
Additional amount deposited into trust	—	—	—	(690,000)	(690,000)
Accretion of common stock to redemption value	—	—	—	(486,246)	(486,246)
Net income	—	—	—	187,375	187,375
Balance as of December 31, 2022	2,001,389	$200	$—	$(3,584,866)	$(3,584,666)
Additional amount deposited into trust	—	—	—	(690,000)	(690,000)
Accretion of common stock to redemption value	—	—	—	(704,974)	(704,974)
Reimbursement from Trust for franchise and income taxes				105,836	105,836
Net income	—	—	—	406,328	406,328
Balance as of March 31, 2023	2,001,389	$200	$—	$(4,467,676)	$(4,467,476)
Additional amount deposited into trust	—	—	—	(240,000)	(240,000)
Accretion of common stock to redemption value	—	—	—	(763,986)	(763,986)
Reimbursement from Trust for franchise and income taxes				377,997	377,997
Exercise tax liability				(391,931)	(391,931)
Net income	—	—	—	406,589	406,589
Balance as of June 30, 2023	2,001,389	$200	$—	$(5,079,007)	$(5,078,807)

Three and Nine Months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2021	1,725,000	$172	$24,828	$(490)	$24,510

Sale of public units in initial public offering	6,900,000	690	68,999,310	—	69,000,000

Sale of private placement units	276,389	28	2,763,858	—	2,763,886

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(4,312,500)	—	(4,312,500)

Offering costs	—	—	(425,383)	—	(425,383)

Reclassification of common stock subject to redemption	(6,900,000)	(690)	(59,614,295)	—	(59,614,985)

Allocation of offering costs to common stock subject to redemption	—	—	4,760,749	—	4,760,749
Accretion of common stock to redemption value	—	—	(12,196,667)	(1,949,097)	(14,145,764)
Net loss	—	—	—	(95,390)	(95,390)
Balance as of December 31, 2021	2,001,389	$200	$—	$(2,044,977)	$(2,044,777)
Net loss	—	—	—	(268,984)	(268,984)
Balance as of March 31, 2022	2,001,389	$200	$—	$(2,313,961)	$(2,313,761)
Net loss	—	—	—	(66,275)	(66,275)
Balance as of June 30, 2022	2,001,389	$200	$	$(2,380,236)	$(2,380,036)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Cash flows from operating activities:
Net income (loss)	$1,000,294	$(430,649)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,955,206)	(51,429)
Changes in operating assets and liabilities:
Prepaid expenses	(29,884)	(42,090)
Accounts payable and accrued expenses	180,520	51,010
Interest payable	31,756	—
Income tax payable	(3,503)	—
Franchise tax payable	(32,900)	35,100
Net cash used in operating activities	(808,923)	(438,058)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,620,000)	—
Cash withdrawn from Trust Account to pay taxes	483,832	—
Cash withdrawn from Trust Account to public stockholder redemptions	39,193,137	—
Purchase of investment held in Trust Account	—	(69,000,000)
Net cash provided by (used in) investing activities	38,056,969	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note to Bitfufu	1,930,000	—
Proceeds from sale of public units through public offering	—	69,000,000
Proceeds from sale of private placement units	—	2,763,886
Proceeds from sale of unit purchase option	—	100
Repayment of promissory note to related party	—	(105,000)
Payment of underwriters’ commissions	—	(1,725,000)
Payment of deferred offering costs	—	(350,383)
Payment to redeemed public stockholders	(39,193,137)	—
Net cash provided by (used in) financing activities	(37,263,137)	69,583,603

Net change in cash	(15,091)	145,545
Cash, beginning of the period	173,789	75,000
Cash, end of the period	$158,698	$264,054
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$—	$59,614,985
Allocation of offering costs to common stock subject to redemption	—	$4,760,749
Accretion of common stock to redemption value	$3,091,374	$14,145,764

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

Arisz Acquisition Corp. (“Arisz” or the “Company”) is a blank check company incorporated as a Delaware corporation on July 21, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company has selected September 30 as its fiscal year end.

As of June 30, 2023, the Company had not commenced any operations. All activities through June 30, 2023 are related to the Company’s formation and the Initial Public Offering (“IPO” as defined below in Note 3) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On October 10, 2022, Arisz and BitFuFu entered into an amendment to the Merger Agreement to provide, among other things: 1) for a loan from BitFuFu to Arisz in the amount of $2,220,000 (the “Loan”) for the purpose of funding Arisz’s extension of the time to consummate a business combination and for working capital purposes, and 2) remove all existing restrictions on 400,000 Insider Shares that are currently subject to transfer restrictions, so that such shares are freely tradeable upon the Closing. The Loan will be funded in three equal installments of $740,000 on each of October 26, 2022, January 26, 2023 and April 26, 2023, and 3) extend the Outside Date to August 1, 2023 (subsequently was revised to November 17, 2024 pursuant to Amendment 4; see detail description on page 6).

On October 10, 2022, Arisz issued an unsecured promissory note to BitFuFu for the amount of the Loan at an interest rate of 3.5% per annum and is due on October 26, 2023. Arisz may elect to issue a number of unregistered shares of its common stock, valued for these purposes at $10.00 per share, the aggregate value of which shall be equal to the outstanding principal amount of the Loan to the BitFuFu or its designee on or prior to October 26, 2023 in lieu of paying all outstanding principal under this Note.

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

In connection with the special meeting, 3,745,635 shares of common stock were tendered for redemption. As a result, approximately $39.18 million (approximately $10.46 per share) will be removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company has 5,155,754 shares of Common Stock outstanding, and approximately $33.02 million will remain in the Company’s Trust Account.

Prior to May 22, 2023, Arisz timely deposited into the Trust Account, an aggregate of $120,000, in order to extend the period of time Arisz has to complete a business combination for an additional one (1) month period, from May 22, 2023 to June 22, 2023 (the “May 2023 Extension”). The May 2023 Extension is the first of up to nine (9) one-month extensions permitted under the May 12, 2023 amendment to the Amended and Restated Certificate of Incorporation of Arisz Acquisition Corp.

Prior to June 22, 2023, Arisz timely deposited into the Trust Account, an aggregate of $120,000, in order to extend the period of time Arisz has to complete a business combination for an additional one (1) month period, from June 22, 2023 to July 22, 2023 (the “June 22, 2023 Extension”). The June 2023 Extension is the second of up to nine (9) one-month extensions permitted under the May 12, 2023 amendment to the Amended and Restated Certificate of Incorporation of Arisz Acquisition Corp.

Prior to July 22, 2023, Arisz timely deposited into the Trust Account, an aggregate of $120,000, in order to extend the period of time Arisz has to complete a business combination for an additional one (1) month period, from July 22, 2023 to August 22, 2023 (the “July 2023 Extension”). The July 2023 Extension is the third of up to nine (9) one-month extensions permitted under the May 12, 2023 amendment to the Amended and Restated Certificate of Incorporation of Arisz Acquisition Corp. The July 2023 Extension provides Arisz with additional time to complete its proposed business combination with BitFuFu.

On July 28, 2023, Arisz and BitFuFu entered into Amendment No. 4 to the Merger Agreement (“Amendment No. 4”) to provide, among other things: (1) that the Outside Date for the completion of the Corporation’s business combination, as defined therein be extended from August 1, 2023 to November 17, 2024 and (2) for an amendment to the loan installment of $360,000 to be extended on each of August 2, 2023, November 2, 2023, February 2, 2024, May 2, 2024 and August 2, 2024) to be used to cover the extension costs, and the remaining balance of each loan installment to be used for working capital. In accordance therewith, on July 28, 2023, Arisz and the Company amended and restated the BitFuFu Note.

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

Concurrently, the Company repaid $105,000 to the Sponsor, under a related party loan evidenced by promissory note issued on August 5, 2021.

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

The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Insider Shares (as defined in Note 5) (the “Initial Stockholders”) and Chardan have agreed (a) to vote their Insider Shares, Private Shares (as defined in Note 4) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Insider Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had cash of $158,698 and a working capital deficit of $2,431,853 (excluding income tax and franchise tax payable). On November 9, 2022 and February 9, 2023, the Company deposited $690,000 per deposit into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by six months until May 22, 2023. Subsequent to the shareholder special meeting, the Company deposited $120,000 per deposit into the Trust Account on May 17, June 20, and July 19, 2023, to extend the time for Arisz to complete the Business Combination until August 22, 2023. It is uncertain that the Company will be able consummate a Business Combination by the extended date (or February 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, Arisz may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by February 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

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

Risks and Uncertainties

Management has evaluated the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in May 2023; as a result, the Company recorded a $391,931 excise tax liability as of June 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $158,698 and $173,789 in cash and none in cash equivalents as of June 30, 2023 and September 30. 2022, respectively.

Investments held in Trust Account

At June 30, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments — Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs $5,587,733 consisting primarily of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging (“ASC 815”)”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Consequently, the Company accounts for warrants as equity-classified instruments.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023, shares of common stock subject to possible redemption are presented at redemption value of approximately $10.52 per share as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid-in capital equals to zero.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$406,589	$(66,275)	$1,000,294	$(430,649)
Accretion of common stock to redemption value(1)	(625,990)	(14,145,764)	(3,091,374)	(14,145,764)
Net loss including accretion of common stock to redemption value	$(219,401)	$(14,212,039)	$(2,091,080)	$(14,576,413)

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income (loss) including accretion of common stock	$(154,847)	$(64,554)	$(11,016,604)	$(3,195,435)
Accretion of common stock to redemption value(1)	625,990	—	14,145,764	—
Allocation of net income (loss)	$471,143	$(64,554)	$3,129,160	$(3,195,435)

Denominator:
Basic and diluted weighted average shares outstanding	4,800,798	2,001,389	6,900,000	2,001,389
Basic and diluted net income (loss) per share	$0.10	$(0.03)	$0.45	$(1.60)

	Nine Months Ended June 30, 2023		Nine Months Ended June 30, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income (loss) including accretion of common stock	$(1,580,809)	$(510,271)	$(10,791,989)	$(3,784,424)
Accretion of common stock to redemption value(1)	3,091,374	—	14,145,764	—
Allocation of net income (loss)	$1,510,565	$(510,271)	$3,353,775	$(3,784,424)

Denominator:
Basic and diluted weighted average shares outstanding	6,200,266	2,001,389	5,553,846	1,947,566
Basic and diluted net income (loss) per share	$0.24	$(0.25)	$0.60	$(1.94)

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The Company’s effective tax rate was 28.74% and 0.00% for the nine months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the nine months ended June 30, 2023 and 2022, due to valuation allowance on the deferred tax assets and non-deductible transaction costs.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As of September 30, 2022 and June 30, 2023, the shares of common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(6,658,289)
Proceeds allocated to Public Rights	(2,726,727)
Offering costs of Public Shares	(4,760,749)
Plus:
Accretion of carrying value to redemption value	14,432,565
Class A Common stock subject to possible redemption – September 30, 2022	$69,286,800
Plus:
Accretion of carrying value to redemption value – nine months period ended June 30, 2023(1)	3,091,374
Redemption of Public Shares	(39,193,137)
Class A Common stock subject to possible redemption – June 30, 2023	$33,185,036

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

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

Promissory Note — Related Party

On August 5, 2021, the Sponsor agreed to loan the Company up to an aggregate amount of $300,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the earlier of June 30, 2022 or the closing the IPO. Concurrently with the IPO, the Company repaid the outstanding balance of $105,000 to the Sponsor.

Administrative Services Agreement

The Company entered into an administrative services agreement with the Sponsor pursuant to which the Company pays a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the three and nine months ended June 30, 2023, the Company incurred $30,000 and $90,000, respectively, in fees for these services, of which $190,000 and $100,000 are included in accounts payable and accrued expenses in the balance sheets June 30, 2023 and September 30, 2022, respectively.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. On October 29, 2021, the Company effected a 1.2-for-1.0 stock split of common stock, resulting in the Sponsor holding an aggregate of 1,725,000 Insider Shares, for approximately $0.014 per share. At June 30, 2023, there were 2,001,389 shares of common stock issued and outstanding (excluding 3,154,365 shares subject to possible redemption).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and September 22, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trust Account - U.S. Treasury Securities Money Market Fund	$33,185,036	$33,185,036	—	—

	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trust Account - U.S. Treasury Securities Money Market Fund	$69,286,800	$69,286,800	—	—

Note 9 — Promissory Note to BitFuFu

Pursuant to the Merger Agreement, on October 10, 2022, the Company issued an unsecured promissory note to BitFuFu (“BitFufu Note”) up to an aggregate amount of $2,220,000 at an interest rate of 3.5% per annum and is due on October 26, 2023 (see Note 1). Arisz may elect to issue a number of unregistered shares of its common stock, valued for these purposes at $10.00 per share, the aggregate value of which shall be equal to the outstanding principal amount of the Loan to the BitFuFu or its designee on or prior to the October 26, 2023 in lieu of paying all outstanding principal under BitFufu Note. On April 24, 2023, Arisz and BitFuFu entered into Amendment No. 3 to the Merger Agreement to provide, among other things, to reduce the amount of the Loan from $2,220,000 to $1,930,000 for the purpose of funding Arisz’s extension of the time to consummate a business combination and for working capital purposes.

As of June 30, 2023, $1,930,000 of the BitFufu Note was outstanding with an accrued interest of approximately $31,756.

On July 28, 2023, Arisz and BitFuFu entered into Amendment No. 4 to the Merger Agreement to provide, among other things, to increase the amount of the Loan from $1,930,000 to $4,180,000 for the purpose of funding Arisz’s extension of the time to consummate a business combination and for working capital purposes. The maturity date of the BitFufu Note was extended to November 17, 2024.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that unaudited condensed financial statements were issued. Based on the review, the Company identified the following subsequent events that require disclosure in the financial statements.

On July 19, 2023, Arisz deposited $120,000 into the Trust Account to extend the period of time Arisz has to complete a business combination for an additional one (1) month period, from July 22, 2023 to August 22, 2023.

On July 28, 2023, Arisz and BitFuFu entered into Amendment No. 4 to the Merger Agreement (“Amendment No. 4”) to provide, among other things: (1) that the Outside Date for the completion of the Corporation’s business combination, as defined therein be extended from August 1, 2023 to November 17, 2024 and (2) for an amendment to the loan installment of $360,000 to be extended on each of August 2, 2023, November 2, 2023, February 2, 2024, May 2, 2024 and August 2, 2024 to be used to cover the extension costs, and the remaining balance of each loan installment to be used for working capital. In accordance therewith, on July 28, 2023, Arisz and the Company amended and restated the BitFuFu Note.

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

On January 21, 2022, Arisz entered into that certain Agreement and Plan of Merger (as amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and between Arisz and Finfront Holding Company, a Cayman Islands exempted company (“BitFuFu”), pursuant to which (a) Arisz will form BitFuFu Inc., a Cayman Islands exempted company, as its wholly owned subsidiary (“Purchaser”), (b) Purchaser will form Boundary Holding Company, a Cayman Islands exempted company, as its wholly owned subsidiary (“Merger Sub”), (c) Arisz will be merged with and into Purchaser (the “Redomestication Merger”), with Purchaser surviving the Redomestication Merger, and (d) Merger Sub will be merged with and into BitFuFu (the “Acquisition Merger”), with BitFuFu surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. On April 4, 2022, each of Arisz and the Company entered into that certain Amendment to the Merger Agreement pursuant to which, among other things, the parties clarified certain Cayman Island corporate law matters by mutual agreement.

In consideration of the Acquisition Merger, Purchaser will issue 150,000,000 ordinary shares (the “Closing Payment Shares”) with a deemed price per share US$10.00 (“Aggregate Stock Consideration”) to the shareholders of BitFuFu. The Aggregate Stock Consideration consists of 7,500,000 Class A ordinary shares and 142,500,000 Class B ordinary shares of Purchaser.

The Merger Agreement originally provided that the closing of the Business Combination shall occur no later than July 31, 2022 (the “Outside Date”) and that the Outside Date may be extended upon the written agreement of Arisz and BitFuFu.

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

On October 10, 2022, Arisz and BitFuFu entered into an amendment to the Merger Agreement to provide, among other things: 1) for a loan from BitFuFu to Arisz in the amount of $2,220,000 (the “Loan”) for the purpose of funding Arisz’s extension of the time to consummate a business combination and for working capital purposes, and 2) remove all existing restrictions on 400,000 Insider Shares that are currently subject to transfer restrictions, so that such shares are freely tradeable upon the Closing. The Loan was to be funded in three equal installments of $740,000 on each of October 26, 2022, January 26, 2023 and April 26, 2023.

On October 10, 2022, Arisz issued an unsecured promissory note to BitFuFu (the “BitFuFu Note”) for the amount of the Loan at an interest rate of 3.5% per annum and is due on October 26, 2023. Arisz may elect to issue a number of unregistered shares of its common stock, valued for these purposes at $10.00 per share, the aggregate value of which shall be equal to the outstanding principal amount of the Loan to the BitFuFu or its designee on or prior to the October 26, 2023 in lieu of paying all outstanding principal under this Note.

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

On January 20, 2023, Arisz received $740,000, the second installment of the Loan, from BitFuFu.

On February 7, 2023, the Company notified the trustee of its intent to extend the time available to the Company to consummate a business combination from February 22, 2023 to May 22, 2023 (the “February 2023 Extension”). The February 2023 Extension was the second and last of up to two three-month extensions permitted under Arisz’s governing documents. On February 9, 2023, Arisz deposited $690,000 into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by three months until May 22, 2023.

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

In connection with the special meeting, 3,745,635 shares of Common Stock were tendered for redemption. As a result, approximately $39.18 million (approximately $10.46 per share) was removed from the Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of Arisz, such as franchise taxes, but not including any excise tax, since that date. Following redemptions, Arisz has 5,155,754 shares of Common Stock outstanding, and approximately $33.4 million in the Trust Account.

Prior to May 22, 2023, Arisz timely deposited into the Trust Account, an aggregate of $120,000, in order to extend the period of time Arisz has to complete a business combination for an additional one (1) month period, from May 22, 2023 to June 22, 2023 (the “May 2023 Extension”). The May 2023 Extension is the first of up to nine (9) one-month extensions permitted under the May 12, 2023 amendment to the Amended and Restated Certificate of Incorporation of Arisz Acquisition Corp.

Prior to June 22, 2023, Arisz timely deposited into the Trust Account, an aggregate of $120,000, in order to extend the period of time Arisz has to complete a business combination for an additional one (1) month period, from June 22, 2023 to July 22, 2023 (the “June 22, 2023 Extension”). The June 2023 Extension is the second of up to nine (9) one-month extensions permitted under the May 12, 2023 amendment to the Amended and Restated Certificate of Incorporation of Arisz Acquisition Corp.

Prior to July 22, 2023, Arisz timely deposited into the Trust Account, an aggregate of $120,000, in order to extend the period of time Arisz has to complete a business combination for an additional one (1) month period, from July 22, 2023 to August 22, 2023 (the “July 2023 Extension”). The July 2023 Extension is the third of up to nine (9) one-month extensions permitted under the May 12, 2023 amendment to the Amended and Restated Certificate of Incorporation of Arisz Acquisition Corp. The July 2023 Extension provides Arisz with additional time to complete its proposed business combination with BitFuFu.

On July 28, 2023, Arisz and BitFuFu entered into Amendment No. 4 to the Merger Agreement (“Amendment No. 4”) to provide, among other things: (1) that the Outside Date for the completion of the Corporation’s business combination, as defined therein be extended from August 1, 2023 to November 17, 2024 and (2) for an amendment to the loan installment of $360,000 to be extended on each of August 2, 2023, November 2, 2023, February 2, 2024, May 2, 2024 and August 2, 2024 to be used to cover the extension costs, and the remaining balance of each loan installment to be used for working capital. In accordance therewith, on July 28, 2023, Arisz and the Company amended and restated the BitFuFu Note.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete the Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for our initial public offering (“IPO”), and, after our IPO, searching for a target business to acquire. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had net income of $406,589, which consisted of general and administrative expenses of $188,542, franchise tax expense of $9,800 and income tax expense of $159,055, offset by interest earned on marketable securities of approximately $763,986. For the three months ended June 30, 2022, we had a net loss of $66,275, which consisted of general and administrative expenses of $98,763 and franchise tax expense of $11,700, partially offset by interest earned on marketable securities of approximately $44,188.

For the nine months ended June 30, 2023, we had net income of $1,000,294, which consisted of general and administrative expenses of $517,538, franchise tax expense of $33,900 and income tax expense of $403,474, offset by interest earned on marketable securities of approximately $1,955,206. For the nine months ended June 30, 2022, we had a net loss of $430,649, which consisted of general and administrative expenses of $394,578 and franchise tax expense of $87,500, partially offset by interest earned on marketable securities of approximately $51,429.

Cash used in operating activities was $808,923 and $438,058 for the nine months ended June 30, 2023 and 2022, respectively.

Liquidity and Going Concern

As of June 30, 2023, we had marketable securities held in the Trust Account of $33,185,036 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we withdrew $483,832 of interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2023, we had cash of $158,698 outside of the Trust Account and working capital deficit of $2,431,853 (excluding income tax and franchise tax payable). On November 9, 2022 and February 9, 2023, the Company deposited $690,000 per deposit into the Trust Account (representing $0.10 per each share of redeemable common stock) to extend the time for Arisz to complete the Business Combination by six months until May 22, 2023. Subsequent to the shareholder special meeting, the Company deposited $120,000 per deposit into the Trust Account on May 17, June 20, and July 19, 2023, to extend the time for Arisz to complete the Business Combination until August 22, 2023. It is uncertain that the Company will be able consummate a Business Combination by the extended date (or February 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by February 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid-in capital or accumulated deficit if additional paid in capital equals to zero.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging (“ASC 815”)”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Consequently, the Company accounts for warrants as equity-classified instruments.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Amendment No. 3 to Merger Agreement dated April 24, 2023 by and between Arisz and Finfront Holding Company (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on May 5, 2023).
2.2	Amendment No. 4 to Merger Agreement dated July 28, 2023 by and between Arisz and Finfront Holding Company (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on August 3, 2023).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on November 23, 2021) as amended by Amendment to the Amended and Restated Certificate of Incorporation of Arisz Acquisition Corp.(incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on May 15, 2023).
10.1	Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 3, 2023).
10.2	Amendment to the Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on May 15, 2023).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARISZ ACQUISITION CORP.

Dated: August 16, 2023	/s/ Fang Hindle-Yang
	Name:	Fang Hindle-Yang
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2023	/s/ Marc Estigarribia
	Name:	Marc Estigarribia
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)