Form 10-K
period 2023-09-30
Arisz Acquisition Corp.
filed 2023-12-19
CIK 1882078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41078

ARISZ ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-1807866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O MSQ Ventures 12 E 49th St, 17th floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-845-9945

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ARIZ	The NASDAQ Stock Market LLC
Warrants	ARIZW	The NASDAQ Stock Market LLC
Rights	ARIZR	The NASDAQ Stock Market LLC
Units, each consisting of one share of common stock, one Right and one Warrant	ARIZU	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 18, 2023, there were 5,155,754 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ARISZ ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended September 30, 2023

i

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

The Registration Statement for our initial public offering was declared effective on November 17, 2021 (the “Initial Public Offering,” or “IPO”). On November 22, 2021, we consummated our Initial Public Offering of 6,000,000 units (the “Units”) at $10.00 per Unit Each Unit consists of one share of common stock, $0.0001 par value (the “Common Stock”), one right to receive one-twentieth (1/20) of a share of Common Stock upon the consummation of an initial business combination and one redeemable warrant entitling the holder thereof to purchase three-fourths (3/4) of a share of Common Stock at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments, if any. The Company incurred offering costs of $5,587,733, of which $2,587,500 was for deferred underwriting commissions. On November 22, 2021, the over-allotment option was exercised in full.

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

If we are unable to complete an initial business combination by February 22, 2024 subject to additional extension elected by the Sponsor (unless such date is further extended by a shareholder vote in accordance with our governing documents), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of common stock and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Holders of rights or warrants will receive no proceeds in connection with the liquidation with respect to such rights or warrants, which will expire worthless. In connection with our redemption of 100% of our outstanding public shares, each holder will receive an amount equal to (1) the number of public shares being converted by such public holder divided by the total number of public shares multiplied by (2) the amount then in the trust account (initially $10.00 per share), which includes the deferred underwriting commission, plus a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes (subject in each case to our obligations under Delaware law to provide for claims of creditors).

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

Finfront Holding Company operates under the trade name of “BitFuFu”, is a fast-growing digital asset mining service and world-leading cloud-mining service provider, dedicated to fostering a secure, compliant, and transparent blockchain infrastructure. BitFuFu provides a variety of stable and intelligent digital asset mining solutions, including one-stop cloud-mining services and miner hosting services to institutional customers and individual digital asset enthusiasts.

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

On July 14, 2022, each of Arisz, BitFuFu, the Purchaser and Arisz’s Sponsor (along with any assignee of Arisz’s Sponsor, the “Buyer”) entered into a backstop agreement (the “Backstop Agreement”) whereby, in connection with the Business Combination, the Buyer has agreed to subscribe for and purchase no less than US$1.25 million worth of shares of Arisz’s common stock par value $0.0001 per share, or Purchaser’s Class A ordinary shares.

On October 10, 2022, Arisz and BitFuFu entered into an amendment to the Merger Agreement to provide, among other things: 1) for a loan from BitFuFu to Arisz in the amount of $2,220,000 (the “Loan”) for the purpose of funding Arisz’s extension of the time to consummate a business combination and for working capital purposes, and 2) remove all existing restrictions on 400,000 shares issued to our initial stockholders that are currently subject to transfer restrictions, so that such shares are freely tradeable upon the Closing. The Loan was to be funded in three equal installments of $740,000 on each of October 26, 2022, January 26, 2023 and April 26, 2023.

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

In connection with the special meeting, in each of May, June, July, August, September, October and November 2023, Arisz timely deposited $120,000 into Arisz’s Trust Account, thereby extending the date by which an initial business combination may be consummated. As of the date hereof, Arisz has until January 22, 2024 to consummate its initial business combination, unless the Sponsor elects to further extend, to as late as February 22, 2024.

On July 28, 2023, Arisz and BitFuFu entered into Amendment No. 4 to the Merger Agreement (“Amendment No. 4”) to provide, among other things: (1) that the Outside Date for the completion of the Corporation’s business combination, as defined therein be extended from August 1, 2023 to November 17, 2024 and (2) for an amendment to the loan installment of $360,000 to be extended on each of August 2, 2023, November 2, 2023, February 2, 2024, May 2, 2024 and August 2, 2024 to be used to cover the extension costs, and the remaining balance of each loan installment to be used for working capital. In accordance therewith, on July 28, 2023, Arisz and BitFuFu amended and restated the BitFuFu Note.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete the Business Combination will be successful.

In consideration of the Acquisition Merger, Purchaser will issue 150,000,000

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

Marc Estigarribia has been our Chief Financial Officer since inception. Mr. Estigarribia has been the Managing Director and Head of Origination and Engagement at MSQ Ventures since May 2016, where he has led the company’s client origination and engagement effort in the life science industry. Mr. Estigarribia maintains a deep network of global relationships with strategic partners and investors within the life science industry. Between September 2015 and April 2016, Mr. Estigarribia served as vice president senior research analyst at Chardan. Mr. Estigarribia was responsible for equity stock coverage of the Technology, TMT industry with a main vertical focus on Internet of Things (IOT/M2M) Machine-to-Machine Communications (M2M) including Robotics, Artificial Intelligence and Semiconductors. Between March 2013 and August 2015, Mr. Estigarribia served as senior investment banking associate at Wellington Shields. Mr. Estigarribia worked with both public and private growth companies to help provide capital raising, merger & acquisition, and strategic financial advisory services in all facets of the capital structure - Private Equity, Senior Debt, Mezzanine Debt, Unitranche, Equity, IPOs, Secondary Offerings, and Private Placements. Between April 2011 and March 2013, Mr. Estigarribia served as CFO at Rubin Singer, a start-up company in the Luxury Goods Fashion industry where Mr. Estigarribia managed cash flow, capital formation and investment advisory for this start-up company in the Luxury Goods Fashion industry. Mr. Estigarribia also maintained constant communication flow with both existing and prospective equity and debt investors, and internal management board-team, while enhancing strategic relationships. Between July 1996 and March 2011, Mr. Estigarribia served as a sell-side Equity Research Analyst at Citigroup. Mr. Estigarribia’s responsibilities covered 70% of the teams’ total coverage for telecommunication services and media companies in Latin America. Mr. Estigarribia initiated and launched the numerous reports within the wireless and media sectors between 2000 and 2003. Through these roles, Mr. Estigarribia has developed and maintained relationships with top tier institutional investors. Mr. Estigarribia obtained his MBA degree in 1995 from NYU Stern School of Business and his BS in Economics from Binghamton University, State University of New York.

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

For additional discussion of the general development of our business, see our final prospectus on Form 424B4 filed with the SEC on November 19, 2021 along with our other filings made with the SEC.

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth below, the “Risks Factors” beginning on page 31 of the Company’s final prospectus on Form 424B4 filed with the SEC on November 19, 2021, are incorporated herein by reference.

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in elsewhere in this Report under “Controls and Procedures,” our management has concluded that, as of September 30, 2023, we had material weaknesses in our internal control over financial reporting related to our review controls.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We continue to evaluate steps to remediate the identified material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Even though we converted the securities in the Trust Account into an interest-bearing demand deposit account at a bank, we still may be determined to be an investment company under the Investment Company Act, in which case the Company would wind down and we would not be able to complete our business combination. In addition, to the conversion to cash may limit the interest income available for payment of taxes and dissolution expenses or for distribution to public stockholders.

The funds in the Trust Account had, since our IPO, been invested only in U.S. government treasury obligations with maturities of 185 days or less or in certain money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in U.S. government treasury obligations. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account, prior to November 17, 2023, and thereafter to hold all funds in the Trust Account as cash items in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or the liquidation of the Company.

On March 30, 2022, the SEC issued proposed rules relating to, among other matters, the extent to which special purpose acquisition companies like ours could become subject to regulation under the Investment Company Act. The SEC’s current policy position, consistent with these proposed rules, is that, for special purpose acquisition companies like ours to be exempt from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, they must satisfy certain conditions that limit a company’s duration, asset composition, business purpose and activities

The SEC has indicated that it believes that there are serious questions concerning the applicability of the Investment Company Act to special purpose acquisition companies. It is possible that a claim could be made that we have been operating as an unregistered investment company.

If we were determined to be an unregistered investment company, despite the change in investments in the Trust Account, the trustee could be required to liquidate the Trust Account, in which case the business of the Company would be discontinued and the Company wound down, and we would not be able to complete an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, our warrants will expire worthless and our public stockholders would not have any opportunity to participate in any potential appreciation in the value of their public shares that might be created by an initial business combination.

In addition, prior to November 17, 2023, the Company converted its investments in the Trust Account into cash, which will remain in the Trust Account. While we maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account, we may receive lower interest on the funds held in such deposit account (as compared to investing such funds in interest-bearing U.S. government securities); however, we cannot assure you that such rate on the deposit account will not decrease or increase significantly. Furthermore, interest previously earned on the funds held in the Trust Account still may be released to pay taxes of the Company. As a result, holding all funds in the Trust Account in cash items may reduce the dollar amount our public stockholders would receive upon any redemption of the public shares or our liquidation.

We may not be able to complete the Business Combination since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain of our directors are citizens of countries other than the United States. In addition, Finfront HoldingCompany, operating under the trade name of “BitFuFu,” is an exempted company incorporated in the Cayman Islands with limited liability, with subsidiaries in Singapore and the United States. While we believe that the nature of Arisz’s business, and the nature of the businesses of BitFuFu should not make the transaction subject to U.S. foreign regulations or review by a U.S. government entity, it is possible that the Business Combination may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If the Business Combination falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Business Combination. CFIUS may decide to block or delay the Business Combination, impose conditions to mitigate national security concerns with respect to the Business Combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from consummating the Business Combination.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete the Business Combination. If we fail to complete an initial business combination by February 24, 2024 (if the Sponsor elects to extend the consummation deadline to that date as described herein), then because the review exceeds such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate, unless Arisz seeks further stockholder approval to amend the Current Charter to extend the date by which an initial business combination may be consummated.

If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at C/O MSQ Ventures, 12 E 49th St, 17th floor, New York, 10017 New York, and our telephone number is 212-845-9945.

Commencing on the date our securities were first listed on Nasdaq, we have agreed to pay Arisz Investments LLC, our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

Holders of Record

As of December 18, 2023, there were 5,155,754 shares of our common stock issued and outstanding held by approximately 18 stockholders of record, and there were 1,746,683 shares of our common stock issued and outstanding held by our Sponsor. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On July 28, 2023, Arisz and BitFuFu entered into Amendment No. 4 to the Merger Agreement (“Amendment No. 4”) to provide, among other things: (1) that the Outside Date for the completion of the Corporation’s business combination, as defined therein be extended from August 1, 2023 to November 17, 2024 and (2) for an amendment to the loan installment of $360,000 to be extended on each of August 2, 2023, November 2, 2023, February 2, 2024, May 2, 2024 and August 2, 2024 to be used to cover the extension costs, and the remaining balance of each loan installment to be used for working capital. In accordance therewith, on July 28, 2023, Arisz and BitFuFu amended and restated the BitFuFu Note.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete the Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for our initial public offering (“IPO”), and, after our IPO, searching for a target business to acquire. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended September 30, 2023, we had net income of $1,216,880, which consisted of interest earned on marketable securities of $2,386,358, offset by general and administrative expenses of $585,514, franchise tax expense of $40,000, interest expense on Bitfufu loan of $51,229 and income tax expense of $492,735.

For the year ended September 30, 2022, we had a net loss of $255,901, which consisted of interest earned on marketable securities of $418,075, offset by general and administrative expenses of $544,157, franchise tax expense of $53,194 and income tax expense of $76,625.

Cash used in operating activities was $842,563 and $484,814 for the year ended September 30, 2023 and 2022, respectively.

Liquidity and Going Concern

As of September 30, 2023, we had marketable securities held in the Trust Account of $34,107,463 consisting investments in money market funds that invest in U.S. government securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we withdraw $483,833 from interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2023, we had cash of $215,059 and a working capital deficit of $2,911,056 (excluding income tax and franchise tax payable). In connection with the shareholder special meeting on May 11, 2023, in each of May, June, July, August, September, October and November 2023, the Company deposited $120,000 per deposit into the Trust Account to extend the time for Arisz to complete the Business Combination until January 22, 2024. It is uncertain that the Company will be able consummate a Business Combination by the extended date (or February 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, Arisz may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by February 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

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

We expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity concern raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period (by February 22, 2024). As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $200,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of September 30, 2023 and December 31, 2022, the Company had deferred legal fees of approximately $1.62 million and none, respectively, in connection with such services.

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

Common stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid-in capital or accumulated deficit if additional paid-in capital is zero.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective because of material weaknesses in our control environment which resulted in inadequate oversight over the accounting for interest earned on investments held in the Trust Account.

A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP.

Management plans to remediate the material weakness by enhancing our processes to identify and appropriately apply applicable accounting requirements and increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for interest earned on investments held in the Trust Account, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Echo Hindle-Yang	47	Chairman of the Board of Directors and Chief Executive Officer
Marc Estigarribia	54	Chief Financial Officer
Rushi Trivedi	38	Director
Romain Guerel	52	Director
Nick He	41	Director

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

Marc Estigarribia has been our Chief Financial Officer since inception. Mr. Estigarribia has been the Managing Director and Head of Origination and Engagement at MSQ Ventures since May 2016, where he has led the company’s client origination and engagement effort in the life science industry. Mr. Estigarribia maintains a deep network of global relationships with strategic partners and investors within the life science industry. Between September 2015 and April 2016, Mr. Estigarribia served as vice president senior research analyst at Chardan. Mr. Estigarribia was responsible for equity stock coverage of the Technology, TMT industry with a main vertical focus on Internet of Things (IOT/ M2M) Machine-to-Machine Communications (M2M) including Robotics, Artificial Intelligence and Semiconductors. Between March 2013 and August 2015, Mr. Estigarribia served as senior investment banking associate at Wellington Shields. Mr. Estigarribia worked with both public and private growth companies to help provide capital raising, merger & acquisition, and strategic financial advisory services in all facets of the capital structure - Private Equity, Senior Debt, Mezzanine Debt, Unitranche, Equity, IPOs, Secondary Offerings, and Private Placements. Between April 2011 and March 2013, Mr. Estigarribia served as CFO at Rubin Singer, a start-up company in the Luxury Goods Fashion industry where Mr. Estigarribia managed cash flow, capital formation and investment advisory for this start-up company in the Luxury Goods Fashion industry. Mr. Estigarribia also maintained constant communication flow with both existing and prospective equity and debt investors, and internal management board-team, while enhancing strategic relationships. Between July 1996 and March 2011, Mr. Estigarribia served as a sell-side Equity Research Analyst at Citigroup. Mr. Estigarribia’s responsibilities covered 70% of the teams’ total coverage for telecommunication services and media companies in Latin America. Mr. Estigarribia initiated and launched the numerous reports within the wireless and media sectors between 2000 and 2003. Through these roles, Mr. Estigarribia has developed and maintained relationships with top tier institutional investors. Mr. Estigarribia obtained his MBA degree in 1995 from NYU Stern School of Business and his BS in Economics from Binghamton University, State University of New York.

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

Number, terms of office and appointment of officers and directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors will expire at our first annual meeting of stockholders. The term of office of the second class of directors, will expire at the second annual meeting. The term of office of the third class of directors, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) February 22, 2024 (unless such date is further extended by a shareholder vote in accordance with our governing documents). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 18, 2023 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of December 18, 2023, we had 5,155,754 shares of common stock, issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable, and the rights are not convertible within 60 days of December 18, 2023.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)(3)	Percentage of Outstanding Shares
Echo Hindle-Yang(4)	1,786,683	34.7%
Marc Estigarribia	10,000	*	%
Rushi Trivedi	2,500	*	%
Romain Guerel	2,500	*	%
Nick He	2,500	*	%
All officers and directors as a group	1,804,183	35.0%
(5 individuals)
Arisz Investment LLC(5)	1,746,683	33.9%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is C/O MSQ Ventures, 12 E 49th St, 17th floor, New York, NY 10017.

(2)	Interests shown consist solely of insider shares, classified as shares of common stock. Reflects the transfer of an aggregate of 57,500 insider shares to the directors by the Sponsor prior to the consummation of the offering.

(3)	Does not include beneficial ownership of any shares of common stock underlying outstanding private rights, private warrants, and the Unit Purchase Option as such shares are not issuable within 60 days of the date of this report

(4)	Consists of (i) 40,000 shares of Common Stock held by Echo Hindle-Yang, (ii) 207,389 shares of Common Stock underlying the private placement units held directly by Arisz Investment LLC, and (iii) 1,539,294 shares of Common Stock held by Arisz Investment LLC (of which 76,142 shares were sold by Arisz Investment LLC in connection with the company’s initial business combination but have not been transferred as of the date hereof). Ms. Hindle-Yang is the manager of Arisz Investment LLC and has voting and dispositive control over the shares of Common Stock held by Arisz Investment LLC over which Echo Hindle-Yang has voting and dispositive power. Ms. Hindle-Yang disclaims beneficial ownership of such shares, except to the extent of her pecuniary interest therein.

(5)	Consists of (i) 207,389 shares of Common Stock underlying the private placement units held directly by Arisz Investment LLC and (ii) 1,539,294 shares of Common Stock held directly by Arisz Investment LLC (of which 76,142 shares were sold by Arisz Investment LLC in connection with the company’s initial business combination but have not been transferred as of the date hereof). Echo Hindle-Yang is the manager of Arisz Investment LLC and therefore has voting and dispositive control over the shares of Common Stock and Common Stock held by Arisz Investment LLC. Our Chairman and Chief Executive Officer has voting and dispositive power over the shares owned by Arisz Investment LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On August 5, 2021, our Sponsor purchased 1,437,500 founder shares for an aggregate purchase price of $25,000. On October 29, 2021, we effected a 1.2-for-1.0 stock split of our common stock, resulting in our sponsor holding an aggregate of 1,725,000 insider shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20% of the outstanding shares upon completion of our IPO (excluding the shares of common stock issued to the representative or its designees, the placement units and securities underlying the placement units and assuming the initial stockholders do not purchase units in the IPO). As of September 30, 2023, the Sponsor owned 1,943,889 shares of common stock. As the underwriters’ over-allotment option has been exercised in full, none of the shares of Common Stock held by the Sponsor are subject to forfeiture.

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

Promissory Note - Related Party

On August 5, 2021, the Sponsor issued to us an unsecured promissory note, pursuant to which we may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note was non-interest bearing and payable on the earlier of the consummation of the Initial Public Offering or the date on which we determine not to proceed with the Initial Public Offering. Concurrently with the IPO, the Company repaid the outstanding balance of $105,000 to the Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023, there was no amount outstanding under any Working Capital Loan.

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

Other than the payment to our Sponsor of $10,000 per month for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	Payment to our financial advisor of $10,000 per month for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “- Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC totaled $100,950 and $85,000 for the year ended September 30, 2023 and 2022, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for any audit-related fees for the years ended September 30, 2023 and 2022.

Tax Fees. We did not pay Marcum for tax return services, planning and tax advice for the years ended September 30, 2023 and 2022.

All Other Fees. We did not pay Marcum for any other services for the years ended September 30, 2023 and 2022.

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

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, Dated November 17, 2021, by and between the Registrant and Chardan Capital Markets, LLC as representative of the several underwriters (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on November 23, 2021).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on November 23, 2021).
3.2	Form of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 filed with the Form S-1/A filed by the Registrant on August 12, 2021).
3.3	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on November 23, 2021) as amended by Amendment to the Amended and Restated Certificate of Incorporation of Arisz Acquisition Corp. (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on May 15, 2023).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on November 12, 2021).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on November 12, 2021).
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on November 12, 2021).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 filed with the Form S-1/A filed by the Registrant on November 12, 2021).
4.5	Warrant Agreement, dated November 17, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 filed with the Form 8-K filed by the Registrant on November 23, 2021).
4.6	Rights Agreement, dated November 17, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on November 23, 2021).
4.7	Unit Purchase Option, dated November 17, 2021, issued by the Registrant to Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.3 filed with the Form 8-K filed by the Registrant on November 23, 2021).
4.8*	Description of Securities
10.1	Letter Agreement, dated November 17, 2021, by and among the Registrant, its officers and directors, and certain other stockholders party thereto (incorporated by reference to Exhibit 10.1.1 filed with the Form 8-K filed by the Registrant on November 23, 2021).
10.1	Letter Agreement, dated November 17, 2021, by and among the Registrant and the Sponsor (incorporated by reference to Exhibit 10.1.2 filed with the Form 8-K filed by the Registrant on November 23, 2021).
10.2	Subscription Agreement, dated November 17, 2021, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on November 23 2021).
10.3	Subscription Agreement, dated November 17, 2021, by and between the Registrant and Chardan Capital Markets LLC(incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on November 23, 2021).
10.4	Investment Management Trust Agreement, dated November 17, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on November 23, 2021).
10.5	Stock Escrow Agreement, dated November 17, 2021, by and among the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on November 23, 2021).
10.6	Registration Rights Agreement, dated November 17, 2021, by and among the Registrant, the Sponsor, and certain other stockholders party thereto (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on November 23, 2021).
10.7	Administrative Support Agreement, dated November 17, 2021, by and between the Registrant and Arisz LP, LLC (incorporated by reference to Exhibit 10.8 filed with the Form 8-K filed by the Registrant on J November 23, 2021).

10.8	Form of Indemnity Agreement, dated November 17, 2021, by and between the Registrant and each of its officers and directors (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on November 23, 2021).
10.9	Agreement and Plan of Merger dated as of January 21, 2022, by and between the Registrant and Finfront Holding Company (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on January 26, 2022).
10.10	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 26, 2022).
10.11	Sponsor Support Agreement dated January 21, 2022, by and among the Registrant, Finfront Holding Company and certain stockholders (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on January 26, 2022).
10.12	Company Shareholder Support Agreement dated January 21, 2022 by and among Finfront Holding Company, the Registrant and certain stockholders (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on January 26, 2022).
10.13	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on January 26, 2022).
10.14	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on January 26, 2022).
10.15	Amended and Restated Subscription Agreements, by and between the Registrant and Arisz Investment LLC and by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on January 26, 2022).
10.16	Amendment to Agreement and Plan of Merger dated April 4, 2022 by and between the Registrant and Finfront Holding Company(incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on April 5, 2022).
10.17	Joinder Agreement, dated as of April 4, 2022, by and among the Registrant, Finfront Holding Company, Bitfufu Inc. and Boundary Holding Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on April 5, 2022).
10.18	Amendment No. 2 to Agreement and Plan of Merger dated October 10, 2022 by and between the Registrant and Finfront Holding Company (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on October 14, 2022).
10.19	Promissory Note dated October 10, 2022, from the Registrant to Finfront Holding Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 14, 2022).
10.20	Backstop Agreement, dated as of October 13, 2022 by and among the Registrant, Finfront Holding Company, Bitfufu Inc. and Arisz Investment LLC, Exhibit 10.2 (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on October 14, 2022).
10.21	Amendment No. 3 to Merger Agreement dated April 24, 2023 by and between Arisz and Finfront Holding Company (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on May 5, 2023).
10.22	Amendment No. 4 to Merger Agreement dated July 28, 2023 by and between Arisz and Finfront Holding Company (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on August 3, 2023).
10.23	Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 3, 2023).
10.24	Amendment to the Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on May 15, 2023).
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on November 12, 2021)
21.1^	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Arisz Acquisition Corp. Clawback Policy
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

^	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARISZ ACQUISITION CORP.

Dated: December 18, 2023	By:	/s/ Fang Hindle-Yang
	Name:	Fang Hindle-Yang
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fang Hindle-Yang	Chief Executive Officer and Chairman	December 18, 2023
Fang Hindle-Yang	(Principal Executive Officer)

/s/ Marc Estigarribia	Chief Financial Officer	December 18, 2023
Marc Estigarribia	(Principal Accounting and Financial Officer)

/s/ Romain Guerel	Director	December 18, 2023
Romain Guerel

/s/ Rushi Trivedi	Director	December 18, 2023
Rushi Trivedi

/s/ Nick He	Director	December 18, 2023
Nick He

ARISZ ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Arisz Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arisz Acquisition Corp. (the “Company”) as of September 30, 2023 and 2022, the related statements of operations, change in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2022 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of September 30, 2022 and for the year then have been restated.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has a significant working capital deficiency, has incurred significant costs and needs to raise additional funds to meet its obligations and sustain its operations. Additionally, the Company’s business plan is dependent on the completion of a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

East Hanover, NJ
December 18, 2023

ARISZ ACQUISITION CORP.

BALANCE SHEETS

	September 30, 2023	September 30, 2022 (Restated)
Assets
Current assets:
Cash	$215,059	$173,789
Prepaid expenses	21,896	16,836
Total Current Assets	236,955	190,625

Investments held in Trust Account	34,107,463	69,418,075
Total Assets	$34,344,418	$69,608,700

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$324,851	$103,063
Interest payable to Bitfufu	51,229	—
Franchise tax payable	20,000	46,800
Income tax payable	162,383	76,625
Excise tax payable	391,931	—
Promissory note – Bitfufu	2,380,000	—
Total Current Liabilities	3,330,394	226,488

Deferred underwriting fee payable	2,587,500	2,587,500
Total Liabilities	5,917,894	2,813,988

Commitments and Contingencies (Note 7)

Common stock subject to possible redemption, 3,154,365 shares and 6,900,000 shares at redemption value of $10.81 per share and $10.06 per share as of September 30, 2023 and 2022, respectively	34,107,463	69,418,075

Stockholders’ Deficit
Common stock, $0.0001 par value; 15,000,000 shares authorized; 2,001,389 shares (1) (excluding 3,154,365 shares and 6,900,000 shares subject to possible redemption at September 30, 2023 and 2022, respectively) issued and outstanding	200	200
Accumulated deficit	(5,681,139)	(2,623,563)
Total Stockholders’ Deficit	(5,680,939)	(2,623,363)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$34,344,418	$69,608,700

(1)	Shares were retroactively restated to reflect a 1.2-for-1.0 stock split occurred in October 2021.

The accompanying notes are an integral part of these financial statements.

ARISZ ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended September 30, 2023	For the Year Ended September 30, 2022 (Restated)
General and administrative expenses	$585,514	$544,157
Franchise tax expense	40,000	53,194
Loss from Operations	(625,514)	(597,351)

Other income:
Interest earned on investments held in Trust Account	2,386,358	418,075

Other expense:
Interest on Bitfufu loan	51,229	—

Income before income taxes	1,709,615	(179,276)

Income tax expense	492,735	76,625

Net income (loss)	$1,216,880	$(255,901)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,432,532	5,893,151
Basic and diluted net income per share, common stock subject to possible redemption	$0.36	0.58
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,001,389	1,961,132
Basic and diluted net loss per share, non-redeemable common stock	$(0.36)	$(1.89)

The accompanying notes are an integral part of these financial statements.

ARISZ ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended September 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares(1)	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2022 (As restated)	2,001,389	$200	$—	$(2,623,563)	$(2,623,363)
Additional deposits to Trust Account for extension	—	—	—	(1,980,000)	(1,980,000)
Remeasurement of common stock to redemption value	—	—	—	(2,386,358)	(2,386,358)
Reimbursement from Trust for franchise and income taxes				483,833	483,833
Excise tax imposed on common stock redemptions				(391,931)	(391,931)
Net income	—	—	—	1,216,880	1,216,880
Balance as of September 30, 2023	2,001,389	$200	$—	$(5,681,139)	$(5,680,939)

For the Year Ended September 30, 2022 (Restated)

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2021	1,725,000	$172	$24,828	$(490)	$24,510

Sale of public units in initial public offering	6,900,000	690	68,999,310	—	69,000,000

Sale of private placement units	276,389	28	2,763,858	—	2,763,886

Sale of unit purchase option to underwriter	—	—	100	—	100

Underwriter commissions	—	—	(4,312,500)	—	(4,312,500)

Offering costs	—	—	(425,383)	—	(425,383)

Reclassification of common stock subject to redemption	(6,900,000)	(690)	(59,614,295)	—	(59,614,985)

Allocation of offering costs to common stock subject to redemption	—	—	4,760,749	—	4,760,749
Remeasurement of common stock to redemption value	—	—	(12,196,667)	(2,367,172)	(14,563,839)
Net loss	—	—	—	(255,901)	(255,901)
Balance as of September 30, 2022	2,001,389	$200	$—	$(2,623,563)	$(2,623,363)

(1)	Shares were retroactively restated to reflect a 1.2-for-1.0 stock split occurred in October 2021.

The accompanying notes are an integral part of these financial statements.

ARISZ ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2023	For the Year Ended September 30, 2022 (Restated)
Cash Flows from Operating Activities:
Net income (loss)	$1,216,880	$(255,901)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,386,358)	(418,075)
Changes in operating assets and liabilities:
Prepaid expenses	(5,059)	(16,836)
Accounts payable and accrued expenses	221,787	82,573
Interest payable	51,229	—
Income tax payable	85,758	76,625
Franchise tax payable	(26,800)	46,800
Net cash used in operating activities	(842,563)	(484,814)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(1,980,000)	—
Cash withdrawn from Trust Account to pay franchise tax and income taxes	483,833	—
Cash withdrawn from Trust Account for public stockholder redemptions	39,193,137	—
Purchase of investment held in Trust Account	—	(69,000,000)
Net cash provided by (used in) investing activities	37,696,970	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	—	69,000,000
Proceeds from sale of private placement units	—	2,763,886
Proceeds from sale of unit purchase option	—	100
Proceeds from issuance of promissory note to Bitfufu	2,380,000	—
Payment to redeemed public stockholders	(39,193,137)	—
Repayment of promissory note to related party	—	(105,000)
Payment of underwriters’ commissions	—	(1,725,000)
Payment of deferred offering costs	—	(350,383)
Net cash provided by (used in) financing activities	(36,813,137)	69,583,603

Net Change in Cash	41,270	98,789
Cash - Beginning of the Year	173,789	75,000
Cash - End of the Year	$215,059	$173,789
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$—	$59,614,985
Deferred underwriting fee	$—	$2,587,500
Remeasurement of common stock to redemption value	$3,882,526	$14,563,839

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

As of September 30, 2023, the Company had not commenced any operations. All activities through September 30, 2023 have been limited to organizational activities as well as activities related to the Initial Public Offering (“IPO” as defined below in Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

In connection with the special meeting, 3,745,635 shares of common stock were tendered for redemption. As a result, approximately $39.18 million (approximately $10.46 per share) will be removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company has 5,155,754 shares of common stock outstanding, and approximately $33.02 million remained in the Company’s Trust Account.

In connection with the special meeting, in each of May, June, July, August, September, October, November and December 2023, Arisz timely deposited $120,000 into Arisz’s trust account, thereby extending the date by which an initial business combination may be consummated. As such, Arisz has until January 22, 2024 to consummate its initial business combination, unless the Sponsor elects to further extend, to as late as February 22, 2024.

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

Financing

The registration statement for the Company’s IPO became effective on November 17, 2021. On November 22, 2021 the Company consummated the IPO of 6,000,000 units (which did not include the exercise of the over-allotment option by the underwriters in the IPO) at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $60,000,000. Simultaneously with the IPO, the Company sold to its Sponsor and Chardan Capital Markets LLC (“Chardan”) (and/or their designees) 253,889 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,538,886, which is described in Note 4.

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

The Company initially has 18 months from the closing of the IPO to consummate a Business Combination. If the Company anticipates that it may not be able to consummate initial business combination within 18 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination up to nine (9) times with each extension allowing for an additional one (1) month period from May 22, 2023 to February 22, 2024 (the “Combination Period”). In connection with the special meeting, in each of May, June, July, August, September, October, November and December 2023, Arisz timely deposited $120,000 into Arisz’s trust account, thereby extending the business combination period to January 22, 2024, unless the Sponsor elects to further extend, to as late as February 22, 2024.

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

Liquidity and Going Concern

As of September 30, 2023, we had cash of $215,059 and a working capital deficit of $2,911,056 (excluding income tax and franchise tax payable). In connection with the shareholder special meeting on May 11, 2023, in each of May, June, July, August, September, October, November and December 2023, the Company deposited $120,000 per deposit into the Trust Account to extend the time for Arisz to complete the Business Combination until January 22, 2024. It is uncertain that the Company will be able consummate a Business Combination by the extended date (or February 22, 2024 if the Sponsor elects to extend the consummation deadline). Moreover, Arisz may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by February 22, 2024, there will be a mandatory liquidation and subsequent dissolution.

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

Risks and Uncertainties

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran.

As a result of the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in May 2023; as a result, the Company recorded a $391,931 excise tax liability as of September 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Restatement of Previously Issued Financial Statements

During the preparation of this Annual Report on Form 10-K, the Company determined that it had not appropriately accounted for interest earned on investments held in Trust Account under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interest income was recorded based on actual cash receipts instead of on an accrual basis resulting in an understatement of Investments held in Trust Account in prior periods. Additionally, the interest earned on investments held in Trust Account, income tax provision, net income(loss), income tax payable, common stock subject to possible redemption and accumulated deficit accounts were misstated.

In accordance with Staff Accounting Bulletin (“SAB”) 99, “Materiality”, and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and concluded that the errors were material to the Financial Statements for the fiscal year ended September 30, 2022, and the quarters ended December 31, 2022, March 31, 2023, and June 30, 2023. Management restated the impacted financial statements for the fiscal year ended September 30, 2022, and the quarter ended December 31, 2022, the quarter and six-months ending March 31, 2023, and the quarter and nine-months ending June 30, 2023. Refer to Note 12 for restated annual and quarterly financial statements.

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. Dollars and in conformity the U.S. GAAP and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $215,059 and $173,789 in cash as of September 30, 2023 and September 30, 2022, respectively. The Company did not have any cash equivalents for both fiscal years.

Investments held in Trust Account

As of September 30, 2023 and 2022, the Company’s portfolio of investments is comprised of money market funds that invest in U.S. government securities.

When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in the Trust Account in the accompanying statements of operations.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Management concluded that warrants to be issued pursuant to the warrant agreement qualify for equity accounting treatment.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of common stock subject to possible redemption are presented at redemption value of $10.81 and $10.06 per share, as of September 30, 2023 and 2022, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid-in capital is zero.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year Ended September 30, 2023	For the Year Ended September 30, 2022 (Restated)
Net income (loss)	$1,216,880	$(255,901)
Remeasurement of common stock to redemption value(1)	(3,882,526)	(14,563,839)
Net loss including remeasurement of common stock to redemption value	$(2,665,646)	$(14,819,740)

	For the Year Ended September 30, 2023
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including remeasurement of common stock	$(1,947,991)	$(717,655)
Remeasurement of common stock to redemption value(1)	3,882,526	—
Allocation of net income (loss)	$1,934,535	$(717,655)

Denominators:
Weighted-average shares outstanding	5,432,532	2,001,389
Basic and diluted net income (loss) per share	$0.36	$(0.36)

	For the Year Ended September 30, 2022 (Restated)
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including remeasurement of common stock	$(11,119,406)	$(3,700,334)
Remeasurement of common stock to redemption value(1)	14,563,839	—
Allocation of net income (loss)	$3,444,433	$(3,700,334)

Denominators:
Weighted-average shares outstanding	5,893,151	1,961,132
Basic and diluted net income/(loss) per share	$0.58	$(1.89)

(1)	The remeasurement amount includes funds deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes (“ASC 740”)”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

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

As of September 30, 2023 and 2022, the shares of common stock subject to possible redemption reflected on the balance sheets are reconciled in the following table.

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(6,658,288)
Proceeds allocated to Public Rights	(2,726,727)
Offering costs of Public Shares	(4,760,749)
Plus:
Remeasurement of carrying value to redemption value	14,563,839
Common stock subject to possible redemption at September 30, 2022	$69,418,074
Remeasurement of carrying value to redemption value	3,882,526
Redemption of Public Shares	(39,193,137)
Common stock subject to possible redemption at September 30, 2023	$34,107,463

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

Insider Shares

On August 5, 2021, the Company issued 1,437,500 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000. On October 29, 2021, the Company effected a 1.2-for-1.0 stock split of common stock, resulting in the Sponsor holding an aggregate of 1,725,000 Insider Shares, for approximately $0.014 per share, of which, up to 225,000 shares were subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO. As the over-allotment option was fully exercised on November 24, 2021, no portion of the Insider Shares were subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an administrative services agreement with the Sponsor pursuant to which the Company pays a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the years ended September 30, 2023 and 2022, the Company incurred $120,000 and $100,000 respectively, in fees for these services, of which $220,000 and $100,000 were included in accounts payable and accrued expenses in the accompanying balance sheets September 30, 2023 and 2022, respectively.

Note 7 — Commitments and Contingencies

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $200,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of September 30, 2023 and December 31, 2022, the Company had deferred legal fees of approximately $1.62 million and none, respectively, in connection with such services.

Note 8 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. On October 29, 2021, the Company effected a 1.2-for-1.0 stock split of common stock, resulting in the Sponsor holding an aggregate of 1,725,000 Insider Shares, for approximately $0.014 per share. The stock split was retroactively reflected in the financial statements. As of September 30, 2023, there were 2,001,389 shares of common stock issued and outstanding (excluding 3,154,365 shares subject to possible redemption).

Rights — Each holder of a right will receive one-twentieth (1/20) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/20 share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

Note 9 — Fair Value Measurements

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

The following tabled present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and 2022 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trust Account - U.S. Treasury Securities Money Market Fund	$34,107,463	$34,107,463	—	—

	September 30, 2022 (Restated)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Trust Account - U.S. Treasury Securities Money Market Fund	$69,418,075	$69,418,075	—	—

Note 10 — Income Taxes

The Company’s net deferred tax assets are as follows:

		September 30,
	September 30, 2023	2022 (Restated)
Deferred tax asset
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	121,704	20,294
Total deferred tax asset	121,704	20,294
Valuation allowance	(121,704)	(20,294)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	For the Year Ended September 30, 2023	For the Year Ended September 30, 2022 (Restated)
Federal
Current	$492,735	$76,625
Deferred	(101,410)	(20,294)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	101,410	20,294
Income tax provision	$492,735	$76,625

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	For the Year ended September 30, 2023	For the Year ended September 30, 2022 (Restated)
Income at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal benefit	0.00%	0.00%
Transaction costs	1.89%	(52.42)%
Change in valuation allowance	5.93%	(11.30)%
	28.82%	(42.72)%

As of September 30, 2023, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The changes in the valuation allowance were $101,410 and $20,294 for the year ended September 30, 2023 and 2022, respectively.

The provisions for U.S. federal income taxes were $492,735 and $76,625 for the years ended September 30, 2023 and 2022, respectively. The Company’s tax returns for the year ended September 30, 2023, 2022 and 2021 remain open and subject to examination.

Note 11 — Promissory Note to BitFuFu

Pursuant to the Merger Agreement, on October 10, 2022, the Company issued an unsecured promissory note to BitFuFu (“BitFufu Note”) up to an aggregate amount of $2,220,000 at an interest rate of 3.5% per annum and is due initially on October 26, 2023, and subsequently extended to November 17, 2024 (see Note 1). Arisz may elect to issue a number of unregistered shares of its common stock, valued for these purposes at $10.00 per share, the aggregate value of which shall be equal to the outstanding principal amount of the Loan to the BitFuFu or its designee in lieu of paying all outstanding principal under BitFufu Note upon the maturity date. On April 24, 2023, Arisz and BitFuFu entered into Amendment No. 3 to the Merger Agreement to provide, among other things, to reduce the amount of the Loan from $2,220,000 to $1,930,000 for the purpose of funding Arisz’s extension of the time to consummate a business combination and for working capital purposes.

On July 28, 2023, Arisz and BitFuFu entered into Amendment No. 4 to the Merger Agreement to provide, among other things, to increase the amount of the Loan from $1,930,000 to $4,180,000 for the purpose of funding Arisz’s extension of the time to consummate a business combination and for working capital purposes. The maturity date of the BitFufu Note was extended to November 17, 2024.

As of September 30, 2023, $2,380,000 of the BitFufu Note was outstanding with an accrued interest of $51,229.

Note 12 — Restatement of Previously Issued Financial Statements

The following tables present the impact of the restatement adjustments disclosed in Note 2 – Restatement of Previously Issued Financial Statements, to the previously reported financial information as of and for the fiscal year ended September 30, 2022, and quarters ended December 31, 2022, March 31, 2023, and June 30, 2023. Restated Statements of Stockholders’ Deficit are not presented as all impacted items on those statements, Net Income (Loss), Accumulated Deficit, and Total Stockholders’ Deficit, are presented within the following tables.

ARISZ ACQUISITION CORP.

RESTATED BALANCE SHEET

(AUDITED)

September 30, 2022

	Previously Reported	Adjustments	Restated
Assets
Current assets:
Cash	$173,789	$—	$173,789
Prepaid expenses	16,836	—	16,836
Total Current Assets	190,625		190,625

Investments held in Trust Account	69,286,800	131,275	69,418,075
Total Assets	$69,477,425	$131,275	$69,608,700

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$103,063	$—	$103,063
Franchise tax payable	46,800	—	46,800
Income tax payable	49,057	27,568	76,625
Total Current Liabilities	198,920	27,568	226,488

Deferred underwriting fee payable	2,587,500	—	2,587,500
Total Liabilities	2,786,420	27,568	2,813,988

Commitments and Contingencies

Common stock subject to possible redemption, 6,900,000 shares at redemption value of $10.06 per share	69,286,800	131,275	69,418,075

Stockholders’ Deficit
Common stock, $0.0001 par value; 15,000,000 shares authorized; 2,001,389 shares (excluding 6,900,000 shares subject to possible redemption) issued and outstanding	200	—	200
Accumulated deficit	(2,595,995)	(27,568)	(2,623,563)
Total Stockholders’ Deficit	(2,595,795)	(27,568)	(2,623,363)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$69,477,425	$131,275	$69,608,700

ARISZ ACQUISITION CORP.

RESTATED STATEMENT OF OPERATIONS

(AUDITED)

	For the Year Ended September 30, 2022
	Previously Reported	Adjustments	Restated
General and administrative expenses	$544,157	$—	$544,157
Franchise tax expense	53,194	—	53,194
Loss from Operations	(597,351)	—	(597,351)

Other income:
Interest earned on investments held in Trust Account	286,800	131,275	418,075

Income before income taxes	(310,551)	131,275	(179,276)

Income tax provision	(49,057)	(27,568)	(76,625)

Net loss	$(359,608)	$103,707	$(255,901)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,893,151	—	5,893,151
Basic and diluted net income per share, common stock subject to possible redemption	$0.57	$0.01	$0.58
Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,961,132	—	1,961,132
Basic and diluted net loss per share, non-redeemable common stock	$(1.88)	$(0.01)	$(1.89)

ARISZ ACQUISITION CORP.

RESTATED STATEMENT OF CASH FLOWS

(AUDITED)

	For the Year Ended September 30, 2022
	Previously Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net loss	$(359,608)	$103,707	$(255,901)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(286,800)	(131,275)	(418,075)
Changes in operating assets and liabilities:
Prepaid expenses	(16,836)	—	(16,836)
Accounts payable and accrued expenses	82,573	—	82,573
Income tax payable	49,057	—	49,057
Franchise tax payable	46,800	27,568	76,625
Net cash used in operating activities	(484,814)	—	(484,814)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(69,000,000)	—	(69,000,000)
Net cash used in investing activities	(69,000,000)	—	(69,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	69,000,000	—	69,000,000
Proceeds from sale of private placement units	2,763,886	—	2,763,886
Proceeds from sale of unit purchase option	100	—	100
Repayment of promissory note to related party	(105,000)	—	(105,000)
Payment of underwriters’ commissions	(1,725,000)	—	(1,725,000)
Payment of deferred offering costs	(350,383)	—	(350,383)
Net cash provided by financing activities	69,583,603	—	69,583,603

Net Change in Cash	98,789	—	98,789
Cash, Beginning of the Year	75,000	—	75,000
Cash, End of the Year	$173,789	$—	$173,789

Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$59,614,985	$—	$59,614,985
Deferred underwriting fee	$2,587,500	$—	$2,587,500
Remeasurement of common stock to redemption value	$14,432,564	$131,275	$14,563,839

ARISZ ACQUISITION CORP.

RESTATED CONDENSED BALANCE SHEET

(UNAUDITED)

December 31, 2022

	Previously Reported	Adjustments	Restated
Assets
Current assets:
Cash	$165,606	$—	$165,606
Prepaid expenses	11,145	—	11,145
Total Current Assets	176,751	—	176,751

Investments held in Trust Account	70,463,045	226,316	70,689,361
Total Assets	$70,639,796	$226,316	$70,866,112

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$221,982	$—	$221,982
Interest payable	4,825	—	4,825
Franchise tax payable	58,800	—	58,800
Income tax payable	148,310	19,959	168,269
Promissory note – Bitfufu	740,000	—	740,000
Total Current Liabilities	1,173,917	19,959	1,193,876

Deferred underwriting fee payable	2,587,500	—	2,587,500
Total Liabilities	3,761,417	19,959	3,781,376

Commitments and Contingencies

Common stock subject to possible redemption, 6,900,000 shares at redemption value of $10.24 per share	70,463,045	226,316	70,689,361

Stockholders’ Deficit
Common stock, $0.0001 par value; 15,000,000 shares authorized; 2,001,389 shares (excluding 6,900,000 shares subject to possible redemption) issued and outstanding	200	—	200
Accumulated deficit	(3,584,866)	(19,959)	(3,604,825)
Total Stockholders’ Deficit	(3,584,666)	(19,959)	(3,604,625)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$70,639,796	$226,316	$70,866,112

ARISZ ACQUISITION CORP.

RESTATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31, 2022
	Previously Reported	Adjustments	Restated
General and administrative expenses	$187,618	$—	$187,618
Franchise tax expense	12,000	—	12,000
Loss from Operations	(199,618)	—	(199,618)

Other income:
Interest earned on investments held in Trust Account	486,246	95,041	581,287

Income before income taxes	286,628	95,041	381,669

Income tax provision	(99,253)	(19,959)	(119,212)

Net Income	$187,375	$75,082	$262,457

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,900,000	—	6,900,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.06	$0.01	$0.07
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,001,389	—	2,001,389
Basic and diluted net loss per share, non-redeemable common stock	$(0.11)	$—	$(0.11)

ARISZ ACQUISITION CORP.

RESTATED CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31, 2022
	Previously Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$187,375	$75,082	$262,457
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(486,246)	(95,041)	(581,287)
Changes in operating assets and liabilities:
Prepaid expenses	5,691	—	5,691
Accounts payable and accrued expenses	118,919	—	118,919
Interest payable	4,825	—	4,825
Income tax payable	99,253	19,959	119,212
Franchise tax payable	12,000	—	46,800
Net cash used in operating activities	(58,183)	—	(58,183)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(690,000)	—	(690,000)
Net cash provided by (used in) investing activities	(690,000)	—	(690,000)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to Bitfufu	740,000	—	740,000
Net cash provided by (used in) financing activities	740,000	—	740,000

Net Change in Cash	(8,183)	—	(8,183)
Cash, Beginning of the Period	173,789	—	173,789
Cash, End of the Period	$165,606	$—	$165,606

Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriting fee	$2,587,500	$—	$2,587,500
Remeasurement of common stock to redemption value	$1,176,246	$95,041	$1,271,287

ARISZ ACQUISITION CORP.

RESTATED CONDENSED BALANCE SHEET

(UNAUDITED)

March 31, 2023

	Previously Reported	Adjustments	Restated
Assets
Current assets:
Cash	$7,409	$—	$7,409
Prepaid expenses	64,061	—	64,061
Total Current Assets	71,470	—	71,470

Investments held in Trust Account	71,752,184	271,857	72,024,041
Total Assets	$71,823,654	$271,857	$72,095,511

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$186,748	$—	$186,748
Interest payable	16,179	—	16,179
Franchise tax payable	24,100	—	24,100
Income tax payable	244,419	29,522	273,941
Promissory note – Bitfufu	1,480,000	—	1,480,000
Total Current Liabilities	1,951,446	29,522	1,980,968

Deferred underwriting fee payable	2,587,500	—	2,587,500
Total Liabilities	4,538,946	29,522	4,568,468

Commitments and Contingencies

Common stock subject to possible redemption, 6,900,000 shares at redemption value of $10.44 per share	71,752,184	271,857	72,024,041

Stockholders’ Deficit
Common stock, $0.0001 par value; 15,000,000 shares authorized; 2,001,389 shares (excluding 6,900,000 shares subject to possible redemption) issued and outstanding	200	—	200
Accumulated deficit	(4,467,676)	(29,522)	(4,497,198)
Total Stockholders’ Deficit	(4,467,476)	(29,522)	(4,496,998)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$71,823,654	$271,857	$72,095,511

ARISZ ACQUISITION CORP.

RESTATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2023
	Previously Reported	Adjustments	Restated
General and administrative expenses	$141,380	$—	$141,380
Franchise tax expense	12,100	—	12,100
Loss from Operations	(153,480)	—	(153,480)

Other income:
Interest earned on investments held in Trust Account	704,974	45,541	750,515

Income before income taxes	551,494	45,541	597,035

Income tax provision	(145,166)	(9,564)	(154,730)

Net Income	$406,328	$35,977	$442,305

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,900,000	—	6,900,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.09	$—	$0.09
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,001,389	—	2,001,389
Basic and diluted net loss per share, non-redeemable common stock	$(0.10)	$—	$(0.10)

ARISZ ACQUISITION CORP.

RESTATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended March 31, 2023
	Previously Reported	Adjustments	Restated
General and administrative expenses	$328,998	$—	$328,998
Franchise tax expenses	24,100	—	24,100
Loss from Operations	(353,098)	—	(353,098)

Other income:
Interest earned on investments held in Trust Account	1,191,220	140,582	1,331,802

Income before income taxes	838,122	140,582	978,704

Income tax provision	(244,419)	(29,522)	(273,941)

Net Income	$593,703	$111,060	$704,763

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,900,000	—	6,900,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.15	$0.01	$0.16
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,001,389	—	2,001,389
Basic and diluted net loss per share, non-redeemable common stock	$(0.21)	$—	$(0.21)

ARISZ ACQUISITION CORP.

RESTATED CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31, 2023
	Previously Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$593,703	$111,060	$704,763
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,191,220)	(140,582)	(1,331,802)
Changes in operating assets and liabilities:
Prepaid expenses	(47,225)	—	(47,225)
Accounts payable and accrued expenses	83,685		83,685
Interest payable	16,179	—	16,179
Income tax payable	195,362	29,522	224,884
Franchise tax payable	(22,700)	—	(22,700)
Net cash used in operating activities	(372,216)	—	(372,216)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(1,380,000)	—	(1,380,000)
Cash withdrawn from Trust Account to pay franchise tax and income taxes	105,836	—	105,836
Net cash provided by (used in) investing activities	(1,274,164)	—	(1,274,164)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to Bitfufu	1,480,000	—	1,480,000
Net cash provided by financing activities	1,480,000	—	1,480,000

Net Change in Cash	(166,380)	—	(166,380)
Cash, Beginning of the Period	173,789	—	173,789
Cash, End of the Period	$7,409	$—	$7,409

Supplemental Disclosure of Non-cash Financing Activities
Remeasurement of common stock to redemption value	$2,465,384	$140,582	$2,605,966

ARISZ ACQUISITION CORP.

RESTATED CONDENSED BALANCE SHEET

(UNAUDITED)

June 30, 2023

	Previously Reported	Adjustments	Restated
Assets
Current assets:
Cash	$158,698	$—	$158,698
Prepaid expenses	46,720	—	46,720
Total Current Assets	205,418	—	205,418

Investments held in Trust Account	33,185,036	129,527	33,314,563
Total Assets	$33,390,454	$129,527	$33,519,981

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$283,584	$—	$283,584
Interest payable	31,756	—	31,756
Franchise tax payable	13,900	—	13,900
Income tax payable	45,554	(367)	45,187
Excise tax payable	391,931	—	391,931
Promissory note – Bitfufu	1,930,000	—	1,930,000
Total Current Liabilities	2,696,725	(367)	2,696,358

Deferred underwriting fee payable	2,587,500	—	2,587,500
Total Liabilities	5,284,225	(367)	5,283,858

Commitments and Contingencies

Common stock subject to possible redemption, 3,154,365 shares at redemption value of $10.56 per share	33,185,036	129,527	33,314,563

Stockholders’ Deficit
Common stock, $0.0001 par value; 15,000,000 shares authorized; 2,001,389 shares (excluding 3,154,365 shares subject to possible redemption) issued and outstanding	200	—	200
Accumulated deficit	(5,079,007)	367	(5,078,640)
Total Stockholders’ Deficit	(5,078,807)	367	(5,078,440)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$33,390,454	$129,527	$33,519,981

ARISZ ACQUISITION CORP.

RESTATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2023
	Previously Reported	Adjustments	Restated
General and administrative expenses	$188,542	$—	$188,542
Franchise tax expense	9,800	—	9,800
Loss from Operations	(198,342)	—	(198,342)

Other income:
Interest earned on investments held in Trust Account	763,986	(142,330)	621,656

Income before income taxes	565,644	(142,330)	423,314

Income tax provision	(159,055)	29,889	(129,166)

Net Income	$406,589	$(112,441)	$294,148

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,800,798	—	4,800,798
Basic and diluted net income per share, common stock subject to possible redemption	$0.10	$(0.03)	$0.07
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,001,389	—	2,001,389
Basic and diluted net loss per share, non-redeemable common stock	$(0.03)	$—	$(0.03)

ARISZ ACQUISITION CORP.

RESTATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended June 30, 2023
	Previously Reported	Adjustments	Restated
General and administrative expenses	$517,538	$—	$517,538
Franchise tax expense	33,900	—	33,900
Loss from Operations	(551,438)	—	(551,438)

Other income:
Interest earned on investments held in Trust Account	1,955,206	(1,748)	1,953,458

Income before income taxes	1,403,768	(1,748)	1,402,020

Income tax provision	(403,474)	367	(403,107)

Net Income	$1,000,294	$(1,381)	$998,913

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,200,266	—	6,200,266
Basic and diluted net income per share, common stock subject to possible redemption	$0.24	$—	$0.24
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,001,389	—	2,001,389
Basic and diluted net loss per share, non-redeemable common stock	$(0.25)	$—	$(0.25)

ARISZ ACQUISITION CORP.

RESTATED CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30, 2023
	Previously Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$1,000,294	$(1,381)	$998,913
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,955,206)	1,748	(1,953,458)
Changes in operating assets and liabilities:
Prepaid expenses	(29,884)	—	(29,884)
Accounts payable and accrued expenses	180,520	—	180,520
Interest payable	31,756	—	31,756
Income tax payable	(3,503)	(367)	(3,870)
Franchise tax payable	(32,900)	—	(32,900)
Net cash used in operating activities	(808,923)	—	(808,923)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(1,620,000)	—	(1,620,000)
Cash withdrawn from Trust Account to pay franchise tax and income taxes	483,832	—	483,832
Cash withdrawn from Trust Account for public stockholder redemptions	39,193,137	—	39,193,137
Net cash provided by investing activities	38,056,969	—	38,056,969

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to Bitfufu	1,930,000	—	1,930,000
Payment to redeemed public stockholders	(39,193,137)	—	39,193,137
Net cash used in financing activities	(37,263,137)	—	(37,263,137)

Net Change in Cash	(15,091)	—	(15,091)
Cash, Beginning of the Period	173,789	—	173,789
Cash, End of the Period	$158,698	$—	$158,698

Supplemental Disclosure of Non-cash Financing Activities
Remeasurement of common stock to redemption value	$3,091,374	$(1,748)	$3,089,625

Note 13 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Other than described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On October 18, 2023, November 17, 2023 and December 18, 2023, Arisz deposited $120,000 each time into the Trust Account to extend the period of time Arisz has to complete a business combination from October 22, 2023 to January 22, 2024.

On October 30, 2023, Arisz received $450,000, the fifth installment of the Loan, from BitFuFu.

On November 15, 2023, Arisz entered into Amendment No. 1 to the Investment Management Trust Agreement, dated as of November 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to allow for the funds in the Trust Account to be held in an interest-bearing bank demand deposit account.

In addition, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Company has determined to instruct Continental Stock Transfer & Trust Company, to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing bank demand deposit account until the earlier of consummation of the Company’s initial business combination or liquidation.