Form 10-Q
period 2023-12-31
Arisz Acquisition Corp.
filed 2024-02-14
CIK 1882078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 12, 2024, there were 4,378,704 shares of the Company’s common stock issued and outstanding not including 777,050 shares of common stock that have tendered for redemption in connection with the Company’s shareholder meeting held on February 5, 2024.

ARISZ ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2023

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I - FINANCIAL INFORMATION

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2023	September 30, 2023 (Audited)
Assets
Current assets:
Cash	$230,789	$215,059
Prepaid expenses	—	21,896
Total Current Assets	230,789	236,955

Cash held in Trust Account	34,885,555	34,107,463
Total Assets	$35,116,344	$34,344,418

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$439,413	$324,851
Interest payable to Bitfufu	74,673	51,229
Franchise tax payable	30,300	20,000
Income tax payable	248,019	162,383
Excise tax payable	391,931	391,931
Promissory note – Bitfufu	2,830,000	2,380,000
Total Current Liabilities	4,014,336	3,330,394

Deferred underwriting fee payable	2,587,500	2,587,500
Total Liabilities	6,601,836	5,917,894

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 3,154,365 shares at redemption value of $11.06 per share and $10.81 per share as of December 31, 2023 and September 30, 2023, respectively	34,885,555	34,107,463

Stockholders’ Deficit
Common stock, $0.0001 par value; 15,000,000 shares authorized; 2,001,389 shares (excluding 3,154,365 shares subject to possible redemption at December 31, 2023 and September 30, 2023) issued and outstanding	200	200
Accumulated deficit	(6,371,247)	(5,681,139)
Total Stockholders’ Deficit	(6,371,047)	(5,680,939)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$35,116,344	$34,344,418

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended December 31,
	2023	2022
General and administrative expenses	$210,729	$182,793	(1)
Franchise tax expenses	10,300	12,000
Loss from Operations	(221,029)	(194,793)

Other income:
Interest earned on investment held in Trust Account	418,092	581,287

Other expense:
Interest on Bitfufu loan	(23,443)	(4,825	)(1)

Income before income taxes	173,620	381,669

Income taxes provision	(85,636)	(119,212)

Net income	$87,984	$262,457

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,154,365	6,900,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.11	0.07
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,001,389	2,001,389
Basic and diluted net loss per share, non-redeemable common stock	$(0.13)	$(0.11)

(1)	Interest expense on Bitfutu loan was reclassified from general and administrative expenses.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended December 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2023	2,001,389	$200	$—	$(5,681,139)	$(5,680,939)
Additional deposits to Trust Account for extension	—	—	—	(360,000)	(360,000)
Remeasurement of common stock to redemption value	—	—	—	(418,092)	(418,092)
Net income	—	—	—	87,984	87,984
Balance as of December 31, 2023	2,001,389	$200	$—	$(6,371,247)	$(6,371,047)

For the Three Months Ended December 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 30, 2022	2,001,389	$200	$—	$(2,595,995)	$(2,595,795)
Additional deposits to Trust Account for extension	—	—	—	(690,000)	(690,000)
Remeasurement of common stock to redemption value	—	—	—	(581,287)	(581,287)
Net income	—	—	—	262,457	262,457
Balance as of December 31, 2022	2,001,389	$200	$—	$(3,604,825)	$(3,604,625)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARISZ ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022
Cash Flows from Operating Activities:
Net income	$87,984	$262,457
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(418,092)	(581,287)
Changes in operating assets and liabilities:
Prepaid expenses	21,896	5,691
Accounts payable and accrued expenses	114,562	118,919
Interest payable	23,444	4,825
Income tax payable	85,636	119,212
Franchise tax payable	10,300	12,000
Net cash used in operating activities	(74,270)	(58,183)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(360,000)	(690,000)
Net cash used in investing activities	(360,000)	(690,000)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to Bitfufu	450,000	740,000
Net cash provided by financing activities	450,000	740,000

Net Change in Cash	15,730	(8,183)
Cash - Beginning of the Period	215,059	173,789
Cash - End of the Period	$230,789	$165,606
Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriting fee	$—	$2,587,500
Remeasurement of common stock to redemption value	$778,092	$1,271,287

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

As of December 31, 2023, the Company had not commenced any operations. All activities through December 31, 2023 have been limited to organizational activities as well as activities related to the Initial Public Offering (“IPO” as defined below in Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The Company’s sponsor is Arisz Investments LLC (the “Sponsor”), a Delaware limited liability company affiliated with the Company’s Chairman and Chief Executive Officer.

On January 21, 2022, Arisz entered into a merger agreement with Finfront Holding Company, a Cayman Islands exempted company (“BitFuFu”), pursuant to which (a) Arisz agreed to form BitFuFu Inc., a Cayman Islands exempted company, as its wholly owned subsidiary (“Purchaser”), (b) Purchaser will form Boundary Holding Company, a Cayman Islands exempted company, as its wholly owned subsidiary (“Merger Sub”), (c) Arisz will be merged with and into Purchaser (the “Redomestication Merger”), with Purchaser surviving the Redomestication Merger, and (d) Merger Sub will be merged with and into BitFuFu (the “Acquisition Merger”), with the Company surviving the Acquisition Merger as a direct, wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. On April 4, 2022, each of Arisz and BitFuFu entered into that certain Amendment to the Merger Agreement pursuant to which, among other things, the parties clarified certain Cayman Island corporate law matters by mutual agreement.

In consideration of the Acquisition Merger, Purchaser will issue 150,000,000 ordinary shares with a deemed price per share US$10.00 (“Aggregate Stock Consideration”) to the shareholders of BitFuFu. The Aggregate Stock Consideration consists of 7,500,000 Class A ordinary shares and 142,500,000 Class B ordinary shares of Purchaser.

On October 10, 2022, Arisz and BitFuFu entered into an amendment to the Merger Agreement to provide, among other things: 1) for a loan from BitFuFu to Arisz in the amount of $2,220,000 (the “Loan”) for the purpose of funding Arisz’s extension of the time to consummate a business combination and for working capital purposes, and 2) remove all existing restrictions on 400,000 Insider Shares that are currently subject to transfer restrictions, so that such shares are freely tradeable upon the Closing. The Loan will be funded in three equal installments of $740,000 on each of October 26, 2022, January 26, 2023 and April 26, 2023, and 3) extend the Outside Date to August 1, 2023. Additionally, this amendment to the Merger Agreement amended Section 11.1(b) of the Merger Agreement to provide  for (i) a Parent breakup fee payable by BitFuFu to Arisz equal to Four Million Dollars ($4,000,000) in cash in the event of the termination of the Merger Agreement by Arisz pursuant to Section 11.1(b) of the Merger Agreement or as a result of BitFuFu’s refusal to consummate the transactions contemplated thereby and (ii) a Company breakup fee payable by Arisz to BitFuFu in the amount of Five Million Dollars ($5,000,000) in the event of the termination of the Merger Agreement by BitFuFu pursuant to Section 11.1(c) of the Merger Agreement or as a result of Arisz’s refusal to consummate the transactions contemplated thereby

On October 10, 2022, Arisz issued an unsecured promissory note to BitFuFu for the amount of the Loan at an interest rate of 3.5% per annum and is due on October 26, 2023. Arisz may elect to issue a number of unregistered shares of its common stock as payment for the Loan, valued for these purposes at $10.00 per share, the aggregate value of which shall be equal to the outstanding principal amount of the Loan.

On October 13, 2022, the parties to that certain Backstop Agreement dated July 14, 2022, by and among Arisz, BitFuFu Inc., and Arisz’s Sponsor (the “Backstop Agreement”) entered into a new backstop agreement substantially on the same terms as the Backstop Agreement with the only substantive additional terms being that: 1) the subscription amount is $2.0 million worth of shares and 2) the termination date is the earlier of: (i) the date agreed by the parties thereto in writing and (ii) the date that the Merger Agreement is terminated, on its terms.

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

In connection with the special meeting, 3,745,635 shares of common stock were tendered for redemption. As a result, approximately $39.18 million (approximately $10.46 per share) was removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company had 5,155,754 shares of common stock outstanding, and approximately $33.02 million remained in the Company’s Trust Account.

In connection with the special meeting, in each month from May 2023 to January 2024, the Company deposited $120,000 per month into the Trust Account to extend the time for Arisz to complete the Business Combination until February 22, 2024.

On July 28, 2023, Arisz and BitFuFu entered into Amendment No. 4 to the Merger Agreement (“Amendment No. 4”) to provide, among other things: (1) that the Outside Date for the completion of the Corporation’s business combination, as defined therein be extended from August 1, 2023 to November 17, 2024 and (2) for an amendment to the loan installment of $360,000 to be extended on each of August 2, 2023, November 2, 2023, February 2, 2024, May 2, 2024 and August 2, 2024 to be used to cover the extension costs, and the remaining balance of each loan installment to be used for working capital purposes. In accordance therewith, on July 28, 2023, Arisz and the Company amended and restated the BitFuFu Note.

On November 15, 2023, Arisz entered into Amendment No. 1 to the Investment Management Trust Agreement, dated as of November 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to allow for the funds in the Trust Account to be held in an interest-bearing bank demand deposit account.

On February 2, 2024, Arisz irrevocably waived Bitfufu’s obligation under the Merger Agreement to fund to Arisz the amount of $450,000 by February 2, 2024, and agreed to accept the amount of $210,000 in lieu thereof, of which $120,000 shall be used to fund Arisz’s extension through March 22, 2024 and the remainder for working capital purposes.

On February 5, 2024, Arisz held an annual meeting of stockholders to consider, among other things, proposals to amend Arisz’s charter in order to extend the time it has to complete its initial business combination up to nine (9) times with each extension allowing for an additional one (1) month period from February 22, 2024 to November 22, 2024, provided that Arisz contributes to the Trust Account $120,000 for each one-month extension, paid on a month-to-month and as-needed basis. At the special meeting, the requisite number of stockholders voted in favor of these proposals.

In connection with the annual meeting, 777,050 shares of common stock were tendered for redemption. As a result, approximately $8.59 million (approximately $11.05 per share) will be removed from the Company’s trust account to pay such holders, taking into account additional allocation of payments to cover certain tax obligations of the Company. Following redemptions, the Company will have 4,378,704 shares of common stock outstanding, and approximately $26.2 million will remain (in the Company’s Trust Account.

In connection with the annual meeting, the Company intends to deposit $120,000 into the Trust Account prior to February 22, 2024 in order to extend the time for Arisz to complete the Business Combination until March 22, 2024. As of the date of this report, this payment has not been made.

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

The Company initially had 18 months from the closing of the IPO to consummate an initial Business Combination. If the Company anticipates that it may not be able to consummate initial Business Combination within 18 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination up to nine (9) times with each extension allowing for an additional one (1) month period from May 22, 2023 to November 22, 2024 (the “Combination Period”). In connection with the stockholder special meetings, in each month from May 2023 to January 2024, the Company deposited $120,000 per month into the Trust Account to extend the time for Arisz to complete the Business Combination until February 22, 2024.

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

Liquidity and Going Concern

As of December 31, 2023, the Company had cash of $230,789 and a working capital deficit of $3,783,547. In connection with the shareholder special meeting on May 11, 2023, in each month from May 2023 to January 2024, the Company deposited $120,000 per month into the Trust Account to extend the time for Arisz to complete the Business Combination until February 22, 2024. It is uncertain that the Company will be able consummate a Business Combination by February 22, 2024. Moreover, Arisz may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by February 22, 2024 (unless further extended monthly up to November 22, 2024), there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 22, 2024 (unless further extended monthly up to November 22, 2024) , then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

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

As a result of the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The IR Act tax provisions had an impact on the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in May 2023; as a result, the Company recorded a $391,931 excise tax liability as of December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024 or any future period.

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

Use of Estimates

In preparing these financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $230,789 and $215,059 in cash did not have any cash equivalents as of December 31, 2023 and September 30, 2023, respectively.

Cash and Investments Held in Trust Account

As of December 31, 2023, the Company’s Trust Account consisted of cash in an interest-bearing bank demand deposit account. As of September 30, 2023, the Company’s portfolio of investments is comprised of money market funds that invest in U.S. government securities.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of common stock subject to possible redemption are presented at redemption value of $11.06 and $10.81 per share, as of December 31, 2023 and September 30, 2023, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid-in capital is zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022
Net income	$87,984	$262,457
Remeasurement of common stock to redemption value(1)	(778,092)	(1,271,287)
Net loss including remeasurement of common stock to redemption value	$(690,108)	$(1,008,830)

	For the Three Months Ended December 31, 2023
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including remeasurement of common stock	$(422,218)	$(267,890)
Remeasurement of common stock to redemption value(1)	778,092	—
Allocation of net income (loss)	$355,874	$(267,890)

Denominators:
Weighted-average shares outstanding	3,154,365	2,001,389
Basic and diluted net income (loss) per share	$0.11	$(0.13)

	For the Three Months Ended December 31, 2022
	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including remeasurement of common stock	$(782,005)	$(226,825)
Remeasurement of common stock to redemption value(1)	1,271,287	—
Allocation of net income (loss)	$489,282	$(226,825)

Denominators:
Weighted-average shares outstanding	6,900,000	2,001,389
Basic and diluted net income/(loss) per share	$0.07	$(0.11)

(1)	The remeasurement amount includes funds deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes (“ASC 740”)”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The Company’s effective tax rate was 49.32% and 31.23% for the three months ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended December 31, 2023 and 2022, due to non-deductible M&A costs and change in valuation allowance.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through December 31, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this guidance on October 1, 2023 with no impact on the unaudited financial statements or results of operations of the Company.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

As of December 31, 2023 and September 30, 2023, the shares of common stock subject to possible redemption reflected on the balance sheets are reconciled in the following table.

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Warrants	(6,658,288)
Proceeds allocated to Public Rights	(2,726,727)
Offering costs of Public Shares	(4,760,749)
Plus:
Remeasurement of carrying value to redemption value	14,563,839
Common stock subject to possible redemption at September 30, 2022	$69,418,074
Remeasurement of carrying value to redemption value	3,882,526
Redemption of Public Shares	(39,193,137)
Common stock subject to possible redemption at September 30, 2023	$34,107,463
Remeasurement of carrying value to redemption value	778,092
Common stock subject to possible redemption at December 31, 2023	$34,885,555

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

Note 5 — Related Party Transactions

Insider Shares

On August 5, 2021, the Company issued 1,437,500 shares of common stock to the Initial Stockholders (the “Insider Shares”) for an aggregated consideration of $25,000. On October 29, 2021, the Company effected a 1.2-for-1.0 stock split of common stock, resulting in the Sponsor holding an aggregate of 1,725,000 Insider Shares, for approximately $0.014 per share, of which, up to 225,000 shares were subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO. As the over-allotment option was fully exercised on November 24, 2021, no portion of the Insider Shares was subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an administrative services agreement with the Sponsor pursuant to which the Company pays a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. However, pursuant to the terms of such agreement, the Sponsor agreed to defer the payment of such monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. For the three months ended December 31, 2023 and 2022, the Company incurred $30,000 and $30,000 respectively, in fees for these services, of which $250,000 and $220,000 were included in accounts payable and accrued expenses in the accompanying balance sheets December 31, 2023 and September 30, 2023, respectively.

Note 6 — Commitments and Contingencies

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

Unit Purchase Option

The Company sold to Chardan (and/or its designees), for $100, an option (the “Unit Purchase Option”) to purchase 115,000 units (as the over-allotment option was fully exercised on November 24, 2021) exercisable at $11.50 per Unit (or an aggregate exercise price of $1,322,500) commencing on the later of six months from the effective date of the registration statement related to the IPO and the consummation of a Business Combination. The Unit Purchase Option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the IPO. The Units issuable upon exercise of the Unit Purchase Option are identical to those offered in the IPO. The Company accounts for the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to stockholders’ deficit. The option and the underlying securities that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of IPO except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners. The Unit Purchase Option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the Unit Purchase Option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves.

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $200,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of December 31, 2023 and September 30, 2023, the Company had deferred legal fees of approximately $1.90 million and $1.62 million, respectively, in connection with such services.

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. On October 29, 2021, the Company effected a 1.2-for-1.0 stock split of common stock, resulting in the Sponsor holding an aggregate of 1,725,000 Insider Shares, for approximately $0.014 per share. The stock split was retroactively reflected in the condensed financial statements. As of December 31, 2023 and September 30, 2023, there were 2,001,389 shares of common stock issued and outstanding (excluding 3,154,365 shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There are no assets or liabilities measured at fair value as of December 31, 2023.

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

As of December 31, 2023 and September 30, 2023, $2,830,000 and $2,380,000 of the BitFufu Note were outstanding with an accrued interest of $74,673 and $51,229, respectively.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Other than described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On January 17, 2024, Arisz deposited $120,000 each time into the Trust Account to extend the period of time Arisz has to complete a business combination from January 22, 2024 to February 22, 2024.

On February 2, 2024, Arisz irrevocably waived Bitfufu’s obligation under the Merger Agreement to fund to Arisz the amount of $450,000 by February 2, 2024, and agreed to accept the amount of $210,000 in lieu thereof, of which $120,000 shall be used to fund Arisz’s extension through March 22, 2024 and the remainder for working capital purposes.

On February 5, 2024, Arisz held a special meeting of stockholders to consider, among other things, proposals to amend Arisz’s charter in order to extend the time it has to complete its initial business combination up to nine (9) times with each extension allowing for an additional one (1) month period from February 22, 2024 to November 22, 2024, provided that Arisz contributes to the Trust Account $120,000 for each one-month extension, paid on a month-to-month and as-needed basis. At the special meeting, the requisite number of stockholders voted in favor of these proposals.

In connection with the annual meeting, 777,050 shares of common stock were tendered for redemption. As a result, approximately $8.59 million (approximately $11.05 per share) will be removed from the Company’s trust account to pay such holders, taking into account additional allocation of payments to cover certain tax obligations of the Company. Following redemptions, the Company will have 4,378,704 shares of common stock outstanding, and approximately $26.3 million will remain in the Company’s Trust Account.

In connection with the annual meeting, the Company intends to deposit $120,000 into the Trust Account prior to February 22, 2024 in order to extend the time for Arisz to complete the Business Combination until March 22, 2024. As of the date of this report, this payment has not been made.

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

In consideration of the Acquisition Merger, Purchaser will issue 150,000,000 ordinary shares with a deemed price per share US$10.00 (“Aggregate Stock Consideration”) to the shareholders of BitFuFu. The Aggregate Stock Consideration consists of 7,500,000 Class A ordinary shares and 142,500,000 Class B ordinary shares of Purchaser.

On October 10, 2022, Arisz issued an unsecured promissory note to BitFuFu (the “BitFuFu Note”) for the amount of the $2,220,000 Loan at an interest rate of 3.5% per annum and is due on October 26, 2023. Arisz may elect to issue a number of unregistered shares of its common stock, valued for these purposes at $10.00 per share, the aggregate value of which shall be equal to the outstanding principal amount of the Loan to the BitFuFu or its designee on or prior to the October 26, 2023 in lieu of paying all outstanding principal under this Note.

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

On July 28, 2023, Arisz and BitFuFu entered into Amendment No. 4 to the Merger Agreement to provide, among other things: (1) that the Outside Date for the completion of the Corporation’s business combination, as defined therein be extended from August 1, 2023 to November 17, 2024 and (2) for an amendment to the loan installment of $360,000 to be extended on each of August 2, 2023, November 2, 2023, February 2, 2024, May 2, 2024 and August 2, 2024 to be used to cover the extension costs, and the remaining balance of each loan installment to be used for working capital. In accordance therewith, on July 28, 2023, Arisz and BitFuFu amended and restated the BitFuFu Note.

On November 15, 2023, Arisz entered into Amendment No. 1 to the Investment Management Trust Agreement, dated as of November 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to allow for the funds in the Trust Account to be held in an interest-bearing bank demand deposit account.

On February 2, 2024, Arisz irrevocably waived Bitfufu’s obligation under the Merger Agreement to fund to Arisz the amount of $450,000 by February 2, 2024, and agreed to accept the amount of $210,000 in lieu thereof, of which $120,000 shall be used to fund Arisz’s extension through March 22, 2024 and the remainder for working capital purposes.

On February 5, 2024, Arisz held an annual meeting of stockholders to consider, among other things, proposals to amend Arisz’s charter in order to extend the time it has to complete its initial business combination up to nine (9) times with each extension allowing for an additional one (1) month period from February 22, 2024 to November 22, 2024, provided that Arisz contributes to the Trust Account $120,000 for each one-month extension, paid on a month-to-month and as-needed basis. At the annual meeting, the requisite number of stockholders voted in favor of these proposals.

In connection with the annual meeting, 777,050 shares of common stock were tendered for redemption. As a result, approximately $8.59 million (approximately $11.05 per share) will be removed from the Company’s Trust Account to pay such holders, taking into account additional allocation of payments to cover certain tax obligations of the Company. Following redemptions, the Company will have 4,378,704 shares of common stock outstanding, and approximately $26.2 million will remain in the Company’s Trust Account.

In connection with the annual meeting, the Company intends to deposit $120,000 into the Trust Account prior to February 22, 2024 in order to extend the time for Arisz to complete the Business Combination until March 22, 2024. As of the date of this report, this payment has not been made.

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

For the three months ended December 31, 2023, we had net income of $87,984, which consisted of interest earned on marketable securities and demand deposits of $225,669 and $192,423, respectively. $418,092, offset by general and administrative expenses of $210,729, franchise tax expense of $10,300, interest expense on Bitfufu loan of $23,443 and income tax expense of $85,636.

For the three months ended December 31, 2022, we had net income of $262,457, which consisted of interest earned on marketable securities of $581,287, offset by general and administrative expenses of $182,793, franchise tax expense of $12,000, interest expense on Bitfufu loan of $4,825 and income tax expense of $119,212.

For the three months ended December 31, 2023, cash increased by $15,730, which consisted of cash used in operating activities of $74,270 and financing activities of $360,000 consisting extension deposits, offset by cash provided by investing activities of $450,000 consisting loans from Bitfufu.

For the three months ended December 31, 2022, cash decreased by $8,183, which consisted of cash used in operating activities of $58,183 and financing activities of $690,000 consisting extension deposits, offset by cash provided by investing activities of $740,000 consisting loans from Bitfufu.

Liquidity and Going Concern

As of December 31, 2023, we had $34,885,555 cash held in the Trust Account consisting cash in an interest-bearing bank demand deposit account. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2023, we did not withdraw funds from interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2023, the Company had cash of $230,789 and a working capital deficit of $3,783,547. In connection with the shareholder special meeting on May 11, 2023, in each month from May 2023 to January 2024, the Company deposited $120,000 per month into the Trust Account to extend the time for Arisz to complete the Business Combination until February 22, 2024. It is uncertain that the Company will be able consummate a Business Combination by February 22, 2024. Moreover, Arisz may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If a Business Combination is not consummated by February 22, 2024 (unless further extended monthly up to November 22, 2024), there will be a mandatory liquidation and subsequent dissolution.

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

We expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity concern raises substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period (by February 22, 2024 unless further extended monthly up to November 22, 2024). As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $200,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of December 31, 2023 and September 30, 2023, the Company had deferred legal fees of approximately $1.90 million and $1.62 million, respectively, in connection with such services.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity, and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Consequently, the Company accounts for warrants as equity-classified instruments.

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

Recent Accounting Standards

 In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this guidance on October 1, 2023 with no impact on the unaudited financial statements or results of operations of the Company.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective because of material weaknesses in our control environment which resulted in inadequate oversight over the accounting for interest earned on investments held in the Trust Account.

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

Management plans to remediate the material weakness by enhancing our processes to identify and appropriately apply applicable accounting requirements and increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for interest earned on investments held in the Trust Account, see “Note 2—Restatement of Previously Issued Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on December 19, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The “Risks Factors” beginning on page 31 of the Company’s final prospectus on Form 424B4 filed with the SEC on November 19, 2021 and the Company’s annual report on Form 10-K filed with the SEC on December 19, 2023, are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Amended and Restated Pipe Subscription Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 12, 2024).
10.2	Form of New Pipe Subscription Agreement (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on January 12, 2024).
10.3	Amendment to Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 21, 2023).
10.4**	Supplemental Joinder Agreement, dated as of December 20, 2023 by and among the Registrant, Finfront Holding Company, BitFuFu Inc. and Boundary Holding Company
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith
**	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARISZ ACQUISITION CORP.

Dated: February 14, 2024	/s/ Fang Hindle-Yang
	Name:	Fang Hindle-Yang
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2024	/s/ Marc Estigarribia
	Name:	Marc Estigarribia
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)